Form 10-Q
period 2020-09-30
New Beginnings Acquisition Corp.
filed 2020-12-14
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

New Beginnings Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39679	85-2642786
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

800 1st Street, Unit 1, Miami, FL	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 592-7979

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common Stock and one redeemable warrant	NBA.U	NYSE American, LLC
Common Stock, par value $0.0001 per share	NBA	NYSE American, LLC
Redeemable warrants, each warrant exercisable for one share of Common Stock at an exercise price of $11.50	NBA WS	NYSE American, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 10, 2020, 14,920,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

NEW BEGINNINGS ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

NEW BEGINNINGS ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

 (Unaudited)

Assets:
Current asset – cash	$45,267
Deferred offering costs	79,733
Total assets	$125,000

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$461
Promissory note – related party	100,000
Total current liabilities	100,461

Commitments

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares(1) issued and outstanding	288
Additional paid-in capital	24,712
Accumulated deficit	(461)
Total stockholder’s equity	24,539
Total Liabilities and Stockholder’s Equity	$125,000

(1)	Includes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 12, 2020, the underwriters fully exercised the over-allotment option. (See Note 7)

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Formation costs	$461
Net loss	$(461)

Basic and diluted weighted average shares outstanding(1)	2,500,000
Basic and diluted net loss per share	$(0.00)

(1)	Excludes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 12, 2020, the underwriters fully exercised the over-allotment option. (See Note 7).

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of August 20, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(461)	(461)
Balance as of September 30, 2020	2,875,000	$288	$24,712	$(461)	$24,539

(1)	Includes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On November 12, 2020, the underwriters fully exercised the over-allotment option. (See Note 7).

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash flows from operating activities:
Net loss	$(461)
Changes in current assets and liabilities:
Accrued offering costs and expenses	461
Net cash used in operating activities	—

Cash flows from financing activities:
Proceeds from initial stockholder	25,000
Proceeds from issuance of promissory note to related party	100,000
Payments of offering costs	(79,733)
Net cash provided by financing activities	45,267

Net change in cash	45,267
Cash, beginning of the period	—
Cash, end of the period	$45,267

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Organization and Business Operations

New Beginnings Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of September 30, 2020, the Company had not yet commenced operations. All activity for the period from August 20, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from net proceeds derived from Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is New Beginnings Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Subsequent to September 30, 2020, the registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2020 (the “Effective Date”). On November 3, 2020, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, including the Over-Allotment Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 500,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Sponsor, which is described in Note 4.

Transaction costs amounted to $5,906,654 consisting of $2,000,000 of underwriting discount, $3,500,000 of deferred underwriting discount, and $406,654 of other offering costs.

The Company granted the underwriters in the IPO a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments. On November 9, 2020, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Units (the “Over-Allotment Units”), and on November 12, 2020, the underwriters fully exercised the over-allotment option to purchase the remaining 500,000 Over-Allotment Units, generating an aggregate of gross proceeds of $15,000,000, and incurred $300,000 in deferred underwriting fees.

On November 9, 2020, simultaneously with the closing of the first exercise in part of the over-allotment option, the Company completed the private sale of an aggregate of 30,000 Private Units to the Sponsor, at a purchase price of $10.00 per Private Units, generating gross proceeds of $300,000. On November 12, 2020, simultaneously with the closing of the second exercise in part of the over-allotment option, the Company completed the private sale of an aggregate of 15,000 Private Units to the Sponsor, at a purchase price of $10.00 per Private Units, generating gross proceeds of $150,000.

Following the closing of the IPO on November 3, 2020, an amount of $101,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (“Trust Account”). Following the closing of the sale of the 45,000 Private Units and 1,500,000 Over-Allotment Units, an additional $15,150,000 was placed in the Trust Account, bringing the aggregate proceeds held in the Trust Account to $116,150,000. The funds in the Trust Account can only be invested in United States (“U.S.”) “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only on direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest for its dissolution expenses, the IPO proceeds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of a Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination) from November 3, 2020 (the “Combination Period”), the closing of the IPO.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the initial Business Combination.

The Company will have 12 months (or up to 18 months) from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company is unable to complete an initial Business Combination within the Combination Period, the Company will redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described in registration statement with respect to the IPO, and then seek to dissolve and liquidate.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares (as defined below), any placement shares and any Public Shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares, any placement shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and placement shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of in the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that its Sponsor would be able to satisfy those obligations.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on November 2, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 2, 2020, November 9, 2020 and November 16, 2020. The interim results for the period from August 20, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for period ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the IPO. Accordingly, offering costs amounting to $5,906,654 were charged to stockholders’ equity on November 3, 2020. As of September 30, 2020, there was $79,733 of costs, classified as deferred offering costs, in the accompanying condensed balance sheet.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. On November 12, 2020, the underwriters fully exercised the over-allotment option (see Note 7). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from August 20, 2020 (inception) through September 30, 2020.

The Company is subject to income tax examinations by major taxing authorities since inception..

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

Pursuant to the IPO on November 3, 2020, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. On November 9, 2020, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Over-Allotment Units, and on November 12, 2020, the underwriters fully exercised the over-allotment option to purchase the remaining 500,000 Over-Allotment Units, at a purchase price of $10.00 per Over-Allotment Unit. Each Unit consists of one share of common stock and one redeemable warrant to purchase one share of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 500,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000, in a private placement. On November 9, 2020 and November 12, 2020, in connection with the underwriters’ exercise of their over-allotment option, the Company consummated the sale of additional 45,000 Private Units in the aggregate at $10.00 per Unit. The proceeds from the Private Units were added to the proceeds from the IPO held in the Trust Account.

Each Private Unit is identical to the Units sold in the IPO, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the placement shares or placement warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period.

The Company’s Sponsor has agreed to waive redemption rights with respect to the placement shares (i) in connection with the consummation of an initial Business Combination, (ii) in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination, or amendments to its amended and restated certificate of incorporation prior thereto, to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the Combination Period or with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) if the Company fails to consummate an initial Business Combination within the Combination Period or if the Company liquidates prior to the expiration of the Combination Period. However, the Company’s Sponsor and any other holders of the founder shares and placement shares (the “initial stockholders”) will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate an initial Business Combination or liquidate within the Combination Period.

Note 5 — Related Party Transactions

Founder Shares

In September 2020, the Sponsor purchased 2,156,250 shares of common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share (the “founder shares”). On October 20, 2020, the Company effected a stock dividend resulting in its Sponsor holding 2,875,000 founder shares, representing an adjusted purchase price of approximately $0.009 per share. The founder shares, after given effect to the stock dividend, included an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. In connection with the underwriters’ fully exercise of their over-allotment option on November 9, 2020 and November 12, 2020, the 375,000 shares were no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2020 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2020, the Company had drawn down $100,000 under the promissory notes. The borrowings outstanding under the notes in the amount of $120,000 were repaid on November 2, 2020.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest-bearing loans to the Company as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per Unit at the option of the lender. The units would be identical to the Private Units. As of September 30, 2020, no such Working Capital Loans were outstanding.

Related Party Extension Loans

The Company will have up to 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account. The Company’s public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for any such extension, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case, up to an aggregate of $2,000,000 or $2,300,000 if the underwriters’ over-allotment option is exercised in full) on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest-bearing loan. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will redeem 100% of its issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law, and then seek to dissolve and liquidate.

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on the Effective Date of the registration statement, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Units, and Units that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement signed on October 29, 2020. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters have a 45-day option beginning November 3, 2020 to purchase up to an additional 1,500,000 units to cover over-allotments, if any.

On November 3, 2020, the Company paid a fixed underwriting discount of $2,000,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

On November 9, 2020, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Units, and on November 12, 2020, the underwriters fully exercised the over-allotment option to purchase the remaining 500,000 Over-Allotment Units, generating an aggregate of gross proceeds of $15,000,000, and incurred $300,000 in deferred underwriting fees.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2020, there were no shares of preferred shares issued or outstanding.

Common Stock— The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.  At September 4, 2020, the Company issued 2,156,250 shares to its initial stockholders for $25,000, or approximately $0.012 per share. The founder shares include an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On October 20, 2020, the Company effected a stock dividend resulting in its sponsor holding 2,875,000 founder shares (up to 375,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), representing an adjusted purchase price of approximately $0.009 per share. In connection with the underwriters’ fully exercise of their over-allotment option on November 9, 2020 and November 12, 2020, the 375,000 shares were no longer subject to forfeiture.

The Company’s initial stockholders have agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Warrants —Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant for cash and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant-holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holders that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December 14, 2020. Other than as described in these unaudited condensed financial statements in relation to the Initial Public Offering (Note 3) and the related transactions, private placement (Note 4), and repayment of the Notes (Note 5), the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to New Beginnings Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We were incorporated on August 20, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Form 10-Q as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

On November 3, 2020, we completed our initial public offering (the “IPO”) of 10,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one redeemable warrant, each warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 500,000 private units at a price of $10.00 per private unit in a private placement to New Beginnings Sponsor, LLC, our sponsor.

On November 9, 2020, the underwriters exercised in part of the underwriters’ option and purchased 1,000,000 additional units at $10.00 per unit, generating gross proceeds of $10,000,000.

On November 12, 2020, the underwriters fully exercised the over-allotment option to purchase the remaining 500,000 over-allotment units, generating an aggregate of gross proceeds of $15,000,000.

Simultaneously with the closing of the exercises of the overallotment option, we completed the private sales of an aggregate of 45,000 private units to our sponsor, at a purchase price of $10.00 per private unit, generating gross proceeds of $450,000.

Upon closing of the IPO, the private placements, and the sale of the over-allotment units, a total of $116,150,000 ($10.10 per unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee.

As indicated in the accompanying financial statements, as of September 30, 2020 we held cash of $45,267 and deferred offering costs of $79,733. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. The only activities through September 30, 2020 were organizational activities, those necessary to prepare for the IPO, described above, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on marketable securities held in the trust account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 20, 2020 (inception) through September 30, 2020, we had a net loss of $461 which consisted of formation costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $45,267. Until the consummation of the IPO, our only source of liquidity was an initial purchase of common stock by our sponsor and loans from our sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on November 3, 2020, we consummated the IPO of 10,000,000 units, at $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 500,000 private units to our sponsor, at a price of $10.00 per unit, generating gross proceeds to us of $5,000,000.

On November 9, 2020, the IPO underwriters exercised in their over-allotment option and purchased 1,000,000 additional units at $10.00 per unit, generating gross proceeds of $10,000,000. On November 12, 2020, the underwriters fully exercised the over-allotment option to purchase the remaining 500,000 over-allotment units, generating an aggregate of gross proceeds of $15,000,000. Simultaneously with the closing of the exercise of the overallotment options, we completed the private sales of an aggregate of 45,000 private units to our sponsor, at a purchase price of $10.00 per private unit, generating gross proceeds of $450,000.

Upon closing of the IPO, the private placements, and the sale of the over-allotment units, a total of $116,150,000 ($10.10 per unit) was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide non-interest-bearing loans to us as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private units.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer (who serves as our principal executive officer and principal financial officer) has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 2, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 2, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the IPO and the full exercise of the over-allotment, we consummated a private placement of an aggregate of 500,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the sponsor, generating total proceeds of $5,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the public units sold in the IPO (the “Units”), except the placement units and their component securities will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination (subject to limited exceptions) and the warrants included in the Private Units will be non-redeemable so long as they are held by the sponsor or its permitted transferees.

On November 9, 2020, simultaneously with the closing of the first exercise in part of the underwriters’ over-allotment option, the Company completed the private sale of an aggregate of 30,000 Private Units to the sponsor, at a purchase price of $10.00 per Private Units, generating gross proceeds of $300,000. On November 12, 2020, simultaneously with the closing of the second exercise in part of the underwriters’ over-allotment option, the Company completed the private sale of an aggregate of 15,000 Private Units to the sponsor, at a purchase price of $10.00 per Private Units, generating gross proceeds of $150,000.

Use of Proceeds

On November 3, 2020, we consummated our IPO of 10,000,000 Units, at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. Ladenburg Thalmann & Co. Inc. and EarlyBirdCapital, Inc. served as joint book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248944). The SEC declared the registration statement effective on October 29, 2020.

On November 9, 2020, the underwriters partially exercised the over-allotment option to purchase 1,000,000 Units (the “Over-Allotment Units”), and on November 12, 2020, the underwriters fully exercised the over-allotment option to purchase the remaining 500,000 Over-Allotment Units, generating an aggregate of gross proceeds of $15,000,000, and incurred $300,000 in deferred underwriting fees

Of the gross proceeds received from the IPO (including the Over-Allotment Units) and the private placements of Private Units, $116,150,000 was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $2,300,000 in underwriting discounts and approximately $406,654 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $4,025,000 in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated October 29, 2020, between the Company and Ladenburg Thalmann & Co. Inc. and EarlyBirdCapital, Inc., as representatives of the underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
4.1	Warrant Agreement, dated October 29, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated October 29, 2020, between the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 29, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Placement Unit Subscription Agreement between the Registrant and New Beginnings Sponsor, LLC. (1)
10.4	Registration Rights Agreement, October 29, 2020, among the Company and certain securityholders. (1)
10.5	Form of Indemnification Agreement. (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2020, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of December 2020.

NEW BEGINNINGS ACQUISITION CORP.

By:	/s/ Michael S. Liebowitz
Name:	Michael S. Liebowitz
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)