Form 10-K/A
period 2020-12-31
New Beginnings Acquisition Corp.
filed 2021-05-14
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 14, 2021, 14,920,000 of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

New Beginnings Acquisition Corp. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering and the exercises by the underwriters of their over-allotment options in November 2020. In light of the SEC Staff Statement, on May 14, 2021, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management and Marcum LLP, our independent registered accounting firm, determined that the following financial statements previously filed with the SEC should no longer be relied upon: the financial statements included in the Original Report (the “Affected Period”). Similarly, the related press releases, the Report of Independent Registered Public Accounting Firm on the financial statements as of December 31, 2020, for the period from August 20, 2020 (inception) through December 31, 2020, and the stockholder communications describing the relevant portions of our financial statements for the Affected Period that need to be restated should no longer be relied upon.

As discussed in further detail below and in Note 2 to the accompanying financial statements, the restatement is the result of a misapplication of the guidance on accounting for our issued warrants, which was brought to light by the SEC Staff Statement. We evaluated the impact of this misapplication on the financial statements listed above and concluded that the impact was potentially material to those financial statements from a quantitative standpoint. Consequently, we have restated the financial statements identified above. All amounts in this amended Annual Report affected by the restatement adjustments reflect such amounts as restated.

Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the Statement of Income.

The Audit Committee, together with management, determined that the financial statements in the Affected Period should be restated to reflect the warrants issued in November 2020 as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in the Affected Period. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

i

CERTAIN TERMS

Unless otherwise stated in this amended Annual Report on Form 10-K or unless the context otherwise requires:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this amended Annual Report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

iii

PART I

Item 1. Business

Introduction

New Beginnings Acquisition Corp. (the “Company”) was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination” or referred to throughout this amended Annual Report on Form 10-K (“Report”) as our initial business combination) on August 20, 2020.

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

The Company will have 12 months (or up to 18 months) from the closing of the Initial Public Offering to consummate an initial business combination. However, if the Company is unable to complete an initial business combination within the Combination Period, the Company will redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described in the registration statement with respect to the IPO, and then seek to dissolve and liquidate.

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

Our Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or initial business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of in the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended, (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that its Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that its Sponsor would be able to satisfy those obligations.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering and the exercises by the underwriters of their over-allotment options in November 2020. In response to the SEC Staff Statement, we reevaluated the accounting treatment of our Public Warrants and Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this amended Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the Statement of Income. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We will have until 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to our Sponsor depositing additional funds into the Trust Account as described elsewhere in this amended Annual Report on Form 10-K. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

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

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of real estate, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. For example, a lawsuit was recently filed by a group of condominium unit holders of the Mondrian South Beach Hotel against the condominium association and certain related and non-related entities to Mr. Galbut and Mr. Liebowitz, alleging violations of the Florida Securities and Investor Protection Act and other claims relating to the sale of condominium units to such holders. Mr. Galbut and Mr. Liebowitz, while not being parties to such lawsuits, believe such claims to be without merit and intend to have any related entities vigorously defend the lawsuit. Regardless of the outcome, any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

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

Although we have no commitments as of the date of this amended Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

We identified a material weakness in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our common stock (please refer to Part II, Item 9A for further discussion). We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, may have an adverse impact on the price of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this amended Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this amended Annual Report on Form 10-K.

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

Recent Developments

On March 8, 2021, we entered into the Business Combination Agreement by and among the company, Airspan, and Merger Sub, pursuant to which Merger Sub will merge with and into Airspan, with Airspan surviving the Merger as a wholly-owned direct subsidiary of the company. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions and termination fee provisions.

The consideration to be paid to the pre-closing equityholders of Airspan at the closing of the Business Combination (the “Closing”) will be equity consideration, pursuant to which each issued and outstanding share of Airspan’s capital stock shall automatically be converted into and become the right to receive, in accordance with the Payment Spreadsheet (as defined in the Business Combination Agreement), the number of shares of our common stock and newly issued warrants set forth in the Payment Spreadsheet. We shall assume the Company Equity Plan (as defined in the Business Combination Agreement), and all outstanding options and shares of restricted stock shall be converted into a right to receive our securities as set forth on the Payment Spreadsheet. The participants in Airspan’s Management Incentive Plan will be entitled to receive a mix of cash consideration and restricted stock units as set forth on the Payment Spreadsheet.

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

For the period ended December 31, 2020, we had net income of $4,092,424, which consisted of interest income earned on marketable securities held in our Trust Account of $12,473 and unrealized gain of change in fair value of warrants of $5,268,200, offset by operating costs of $215,159 and warrant issuance costs of $973,090.

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

For the period ended December 31, 2020, cash used in operating activities was $434,130. Net income of $4,092,424 was affected by interest earned on marketable securities held in the Trust Account of $12,473, unrealized gain of change in fair value of warrants of $5,268,200, and warrant issuance costs of $973,090. Changes in operating assets and liabilities used $218,971 of cash.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of income. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the common stock.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 9,521,649 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. An aggregate of 9,521,649 shares of common stock subject to possible redemption at December 31, 2020 was excluded from the calculation of basic income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 12,045,000 shares of the Company’s common stock in the calculation of diluted income per share, since they are not yet exercisable.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. On March 31, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon his evaluation at that earlier time, our Chief Executive Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended on December 31, 2020 covered by this amended Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This amended Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting did not result in the proper classification of the warrants we issued in connection with our initial public offering and private placement which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in November 2020. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

Kate Walsh, PhD, one of our independent directors, has over 35 years of experience in the hospitality industry, having previously worked for Loews Corporation as an internal auditor, and Nikko Hotels International as the Corporate Director of Training and Development and subsequently, Corporate Director of Human Resources. For the past 20 years, she has been a member of the faculty at the School of Hotel Administration at Cornell University, and for the past four years, has served as its Dean and Professor of Management. Dean Walsh has assembled a board of advisors for the School of Hotel Administration that includes top leaders in the hospitality industry representing the real estate development, owner, brand operator, cruise line and restaurant sectors. Dean has been an outspoken leader for the lodging and travel industries throughout her career and is acquainted with many of the significant players in the industry. Dean Walsh holds a B.S. degree in accounting from Fairfield University, a M.A. in hospitality from Cornell and a PhD in organization studies from Boston College. Dr. Walsh is also a former New York State certified C.P.A.

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

Item 11. Executive Compensation

None of our officers has received any cash compensation for services rendered to us. From the date of the Initial Public Offering, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We may reimburse the Sponsor and our officers and directors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. We may repay non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the Placement Units. Except as set above in this paragraph, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers, directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) except that we may pay our Sponsor or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to our Sponsor or its affiliates, partners or employees, will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

None.

New beginnings ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

New Beginnings Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of New Beginnings Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of income, changes in stockholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its income and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Correction of Misstatements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020 have been restated.

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

San Francisco, CA
March 31, 2021, except for the effects of the restatement discussed in Note 2 as to which the date is May 14, 2021.

NEW BEGINNINGS ACQUISITION CORP.

BALANCE SHEET AS OF DECEMBER 31, 2020

(As Restated)

Assets
Current asset - cash	$1,184,215
Prepaid assets	315,219
Total current assets	1,499,434
Cash and securities held in Trust Account	116,162,473
Total Assets	$117,661,907

Liabilities and Stockholders’ Equity
Accounts payable	$96,248
Total current liabilities	96,248
Warrant liability	12,372,000
Deferred underwriting discount	4,025,000
Total liabilities	16,493,248

Commitments
Common stock subject to possible redemption, 9,521,649 shares at redemption value	96,168,654

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,398,351 shares issued and outstanding (excluding 9,521,649 shares subject to possible redemption)	540
Additional paid-in capital	907,041
Retained earnings	4,092,424
Total stockholders’ equity	5,000,005

Total Liabilities and Stockholders’ Equity	$117,661,907

The accompanying notes are an integral part of these financial statements.

NEW BEGINNINGS ACQUISITION CORP.

STATEMENT OF INCOME

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$215,159
Loss from operations	(215,159)

Other income (expense)
Interest Income	12,473
Warrant issuance costs	(973,090)
Unrealized gain on change in fair value of warrants	5,268,200
Total other income	4,307,583

Net income	$4,092,424

Basic and diluted weighted average shares outstanding, common stock subject to redemption	3,399,685
Basic and diluted net income per share	$0.00

Basic and diluted weighted average shares outstanding, common stock	4,646,706
Basic and diluted net income per share	$0.88

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance as of August 20, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Sale of 10,000,000 Units in Initial Public Offering	10,000,000	1,000	99,999,000	—	100,000,000
Sale of 500,000 Private Units to Sponsor in private placement	500,000	50	4,999,950	—	5,000,000
Sale of 1,500,000 Units through over-allotment	1,500,000	150	14,999,850	—	15,000,000
Sale of 45,000 Private Units to Sponsor in private placement	45,000	5	449,995	—	450,000
Underwriting fee	—	—	(2,300,000)	—	(2,300,000)
Deferred underwriting fee	—	—	(4,025,000)	—	(4,025,000)
Offering costs charged to the stockholders’ equity	—	—	(406,655)	—	(406,655)
Initial classification of warrant liability	—	—	(17,640,200)	—	(17,640,200)
Reclassification of offering costs related to warrants	—	—	973,090	—	973,090
Change in common stock subject to possible redemption	(9,521,649)	(953)	(96,167,701)	—	(96,168,654)
Net income	—	—	—	4,092,424	(4,092,424)
Balance as of December 31, 2020	5,398,351	540	$907,041	$4,092,424	$5,000,005

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net income	$4,092,424
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(12,473)
Unrealized gain on change in fair value of warrants	(5,268,200)
Warrant issuance costs	973,090
Changes in current assets and current liabilities:
Prepaid assets	(315,219)
Accounts payable	96,248
Net cash used in operating activities	(434,130)

Cash Flows from Investing Activities:
Investment held in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	112,700,000
Proceeds from private placement	5,450,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	120,000
Repayment of promissory note to related party	(120,000)
Payments of offering costs	(406,655)
Net cash provided by financing activities	117,768,345

Net Change in Cash	1,184,215
Cash - Beginning	-
Cash - Ending	$1,184,215

Supplemental Disclosure of Non-cash Financing Activities:
Value of common stock subject to possible redemption	$96,168,654
Deferred underwriting commissions charged to additional paid-in capital	$4,025,000
Initial classification of warrant liability	$17,640,200

The accompanying notes are an integral part of the condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 AND FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

New Beginnings Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

The Company has selected December 31 as its fiscal year end.

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from August 20, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on October 29, 2020 (the “Effective Date”). On November 3, 2020, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 500,000 private units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to New Beginnings Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $5,000,000, which is described in Note 5.

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $120,000 which were repaid upon the IPO (as described in Note 6) and the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Units (as described in Note 4 and 5).

The Company anticipates that the $1,184,215 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the Securities and Exchange Commission issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")" (the "SEC Statement"). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of October 29, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the "Warrant Agreement"). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 Public Warrants and (ii) the 545,000 Private Warrants (See Note 4 and Note 5). The Company previously accounted for the both Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging; Contracts in Entity's Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Income in the period of change.

After consultation with the Company's independent registered public accounting firm, the Company's management and the audit committee of the Company's Board of Directors concluded that it is appropriate to restate the Company's previously issued audited financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at November 3, 2020
Warrant Liability	$—	$15,380,000	$15,380,000
Common stock subject to possible redemption	94,117,880	(15,380,000)	78,737,880
Common stock	406	152	558
Additional paid-in capital	5,000,060	853,681	5,853,741
Accumulated deficit	$(461)	$(853,833)	$(854,294)

Balance Sheet at December 31, 2020
Warrant Liability	$—	$12,372,000	$12,372,000
Common stock subject to possible redemption,	108,540,654	(12,372,000)	96,168,654
Common stock	418	122	540
Additional paid-in capital	5,202,273	(4,295,232)	907,041
Retained earnings (accumulated deficit)	$(202,686)	$4,295,110	$4,092,424

Statement of Income for the period from August 20, 2020 (inception) through December 31, 2020
Warrant issuance costs	$—	$(973,090)	$(973,090)
Unrealized gain on change in fair value of warrants	—	5,268,200	5,268,200
Net (loss) income	$(202,686)	$4,295,110	$4,092,424
Basic and diluted weighted average shares outstanding, common stock subject to redemption	4,063,751	(664,066)	3,399,685
Basic and diluted net income per share	$0.00	(0.00)	0.00
Basic and diluted weighted average shares outstanding, common stock	3,982,640	664,066	4,646,706
Basic and diluted net (loss) income per share	$(0.05)	$0.93	$0.88

Statement of Cash Flows for the period from August 20, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net (loss) income	$(202,686)	$4,295,110	$4,092,424
Unrealized gain on change in fair value of warrants	—	(5,268,200)	(5,268,200)
Warrant issuance costs	—	973,090	973,090

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of income. Interest income is recognized when earned.

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 9,521,649 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 12,045,000 shares of common stock in the aggregate.

The Company’s Statement of Income includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per common stock. Net income per common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Period from
August 20, 2020 (Inception)
through December 31, 2020
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption Amortized Interest income on marketable securities held in trust	$7,960
Less: interest available to be withdrawn for payment of taxes	(7,960)
Net income allocable to common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable common stock Redeemable Common Stock, Basic and Diluted	3,399,685
Basic and Diluted net income per share, Redeemable Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$4,092,424
Redeemable Net Earnings	-
Non-Redeemable Net Income	$4,092,424
Denominator: Weighted Average Non-Redeemable Common Stock Basic and diluted weighted average shares outstanding, common stock	4,646,706
Basic and diluted net income per share, common stock	$0.88

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of income. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the common stock.

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the IPO on November 3, 2020, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

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

Warrants

Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of the Company’s initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

If the Company calls the warrants for redemption as described above, management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

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

NOTE 7 — RECURRING FAIR VALUE MEASUREMENTS

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

Warrant Liability

At December 31, 2020, the Company’s warrant liability was valued at $12,372,000. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Statement of Income.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$379	$379	$-	$-
U.S. Treasury Securities held in Trust Account	116,162,094	116,162,094	-	-
	$116,162,473	$116,162,473	$-	$-
Liabilities:
Warrant Liability	$12,372,000	$-	$-	$12,372,000
	$12,372,000	$-	$-	$12,372,000

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from August 20,2020 (inception) through December 31, 2020:

Warrant Liability
Fair value as of August 20, 2020	$—
Initial fair value of warrant liability upon issuance at IPO	15,380,000
Initial fair value of warrant liability upon issuance at over-allotment	2,260,200
Revaluation of warrant liability included in other income within the statement of income for the period from August 20,2020 (inception) through December 31, 2020	(5,268,200)
Fair value as of December 31, 2020	$12,372,000

The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of December 31, 2020, there were 5,398,351 shares of common stock issued and outstanding, excluding 9,521,649 shares of common shares subject to possible redemption.

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

NOTE 10 — INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(22.0)%
Change in valuation allowance	(1.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in Florida and is subject to examination by the various taxing authorities.

NOTE 11 — SUBSEQUENT EVENTS

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

Date: May 14, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael S. Liebowitz his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this amended Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael S. Liebowitz	Chief Executive Officer, Director	May 14, 2021
Michael S. Liebowitz

/s/ Russell W. Galbut	Chairman of the Board	May 14, 2021
Russell W. Galbut

/s/ Benjamin Garrett	Independent Director	May 14, 2021
Benjamin Garrett

/s/ Frank A. Del Rio	Independent Director	May 14, 2021
Frank A. Del Rio

/s/ Kate Walsh	Independent Director	May 14, 2021
Kate Walsh

/s/ Perry Weitz	Independent Director	May 14, 2021
Perry Weitz

49