Form 10-Q
period 2021-03-31
New Beginnings Acquisition Corp.
filed 2021-05-18
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

New Beginnings Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39679	85-2642786
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

800 1st Street, Unit 1, Miami Beach, FL	33139
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2021, 14,920,000 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

NEW BEGINNINGS ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

NEW BEGINNINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - cash	$768,488	$1,184,215
Prepaid assets	262,809	315,219
Total current assets	1,019,297	1,499,434
Cash and securities held in Trust Account	116,176,591	116,162,473
Total Assets	$117,195,888	$117,661,907

Liabilities and Stockholders’ Equity
Accounts payable	$195,949	$96,248
Due to related party	1,326	—
Total current liabilities	197,275	96,248
Warrant liability	8,761,750	12,372,000
Deferred underwriting discount	4,025,000	4,025,000
Total liabilities	12,984,025	16,493,248

Commitments
Common stock subject to possible redemption, 9,822,956 and 9,521,649 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	99,211,858	96,168,654

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,097,044 and 5,398,351 shares issued and outstanding (excluding 9,822,956 and 9,521,649 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	510	540
Additional paid-in capital	(2,136,133)	907,041
Retained earnings	7,135,628	4,092,424
Total stockholders’ equity	5,000,005	5,000,005

Total Liabilities and Stockholders’ Equity	$117,195,888	$117,661,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF INCOME

For the Three Months Ended March 31, 2021
Formation and operating costs	$581,164
Loss from operations	(581,164)

Other income
Interest Income	14,118
Unrealized gain on change in fair value of warrants	3,610,250
Total other income	3,624,368

Net income	$3,043,204

Basic and diluted weighted average shares outstanding, common stock subject to redemption	9,521,649
Basic and diluted net income per share	$0.00

Basic and diluted weighted average shares outstanding, common stock	5,398,351
Basic and diluted net income per share	$0.56

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2020	5,398,351	540	$907,041	$4,092,424	$5,000,005
Change in common stock subject to possible redemption	(301,307)	(30)	(3,043,174)	—	(3,043,204)
Net income	—	—	—	3,043,204	3,043,204
Balance as of March 31, 2020	5,097,044	510	$(2,136,133)	$7,135,628	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$3,043,204
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on treasury securities held in Trust Account	(14,118)
Unrealized gain on change in fair value of warrants	(3,610,250)
Changes in current assets and current liabilities:
Prepaid assets	52,410
Accounts payable	99,701
Due to related party	1,326
Net cash used in operating activities	(427,727)

Cash Flows from Investing Activities:
Proceeds from sale of investment held in Trust Account	116,170,000
Investment held in Trust Account	(116,170,000)
Net cash provided by investing activities	-

Net Change in Cash	(427,727)
Cash - Beginning	1,184,215
Cash - Ending	$756,488

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of common stock subject to possible redemption	$3,043,204

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021 AND FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from August 20, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on October 29, 2020 (the “Effective Date”) by the Securities and Exchange Commission (the “SEC”). On November 3, 2020, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3.

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

Trust Account

Following the closing of the IPO on November 3, 2020 and the exercise of the over-allotment option, $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”), which can only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only on direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest for its dissolution expenses, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of (a) the completion of a Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a Business Combination) from November 3, 2020 (the “Combination Period”), the closing of the IPO.

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

On March 8, 2021, the Company, and Airspan Networks Inc., a Delaware corporation (“Airspan”), jointly issued a press release announcing the execution of a Business Combination agreement (the “Agreement”) among the Company, Airspan, and Artemis Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into Airspan, with Airspan surviving the Merger as a wholly-owned direct subsidiary of the Company.

The Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the initial Business Combination and the other transactions contemplated thereby.

The initial Business Combination will become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger. The parties will hold the Closing (defined below) immediately prior to such filing of a certificate of merger, on the date to be specified by the Company and Airspan, following the satisfaction or waiver (to the extent such waiver is permitted by applicable law) of the conditions set forth in the Agreement (other than those conditions that by their nature are to be satisfied at Closing, but subject to the satisfaction or waiver of those conditions at such time), but in no event later than the third business day after the satisfaction or, if permissible, waiver, of each of the conditions to the completion of the Business Combination (or on such other date, time or place as the Company and Airspan may mutually agree).

Upon the closing of the initial Business Combination (the “Closing”), each share Airspan Common Stock, Airspan Class B Common Stock, Airspan Class C Common Stock and Airspan Preferred Stock (collectively, “Airspan Capital Stock”) issued and outstanding immediately prior to the Closing (including those issued pursuant to the net exercise of warrants to purchase such shares, but excluding shares of restricted Airspan Common Stock or Airspan Class B Common Stock (collectively, “Airspan Restricted Stock”) that are not restricted shares Airspan Class B Common Stock immediately prior to the Closing granted under the Airspan Networks Inc. 2009 Omnibus Equity Compensation Plan that are held by a person who is not a service provider to Airspan or any subsidiary of Airspan as of the date of the Agreement) will automatically be converted into and become the right to receive the number of shares of common stock of the post-combination company and warrants of the post-combination company as provided for in the Agreement.

The aggregate transaction consideration to be paid in the initial Business Combination will be (i) a number of shares of common stock of the Company (including shares of common stock of the Company underlying stock options, shares of restricted stock and restricted stock units) equal to $682,500,000, divided by $10.00, (ii) 3,000,000 warrants to purchase shares of common stock of the post-combination company, with each warrant exercisable for one share of common stock of the post-combination company at an exercise price of $12.50, (iii) 3,000,000 warrants to purchase shares of common stock of the post-combination company, with each warrant exercisable for one share of common stock of the post-combination company at an exercise price of $15.00, (iv) 3,000,000 warrants to purchase shares of common stock of the post-combination company, with each warrant exercisable for one share of common stock of the post-combination company at an exercise price of $17.50 and (v) $17,500,000 in cash. The aggregate transaction consideration will be allocated among the holders of shares of Airspan Capital Stock (including holders of shares of Airspan Capital Stock issued pursuant to the net exercise of warrants to purchase Airspan Capital Stock and holders of shares of Airspan Restricted Stock), holders of Airspan stock options and participants in Airspan’s management incentive plan.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash outside the Trust Account of $756,488 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $120,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Units (as described in Note 3 and 4).

The Company anticipates that the $756,488 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders (as defined in Note 4), the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 31, 2021, as amended by the 10-K/A filed with the SEC on May 14, 2021, for the fiscal year ended December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statement of income. Interest income is recognized when earned.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, prepaid assets, accounts payable and due to related party are estimated to approximate the carrying values as of March 31, 2021 and December 31, 2020 due to the short maturities of such instruments.

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 9,822,956 and 9,521,649 shares of common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,045,000 shares of common stock in the aggregate.

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

For the Three
Months Ended
March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption Amortized Interest income on marketable securities held in trust	$9,295
Less: interest available to be withdrawn for payment of taxes	(9,295)
Net income allocable to common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable common stock Redeemable Common Stock, Basic and Diluted	3,399,685
Basic and Diluted net income per share, Redeemable Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$3,043,204
Redeemable Net Earnings	-
Non-Redeemable Net Income	$3,043,204
Denominator: Weighted Average Non-Redeemable Common Stock Basic and diluted weighted average shares outstanding, common stock	5,398,351
Basic and diluted net income per share, common stock	$0.56

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statement of income. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed immaterial for the period ending March 31, 2021.

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

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, or there is an applicable exemption therefrom. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of common stock underlying such Unit.

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

Each Private Unit is identical to the Units sold in the IPO, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the placement shares or placement warrants, which will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18-month period).

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

Due to Related Party

The balance of $1,326 represents the operating expenses paid by a related party on behalf of the Company.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest bearing loans to the Company as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. At March 31, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on the Effective Date of the registration statement, a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred $20,000 of administrative services under this arrangement.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of March 31, 2021, investment in the Company’s Trust Account consisted of $658 in U.S. Money Market and $116,175,933 in U.S. Treasury Securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$658	$-	$-	$658
U.S. Treasury Securities	116,175,933	2,655	-	116,178,588
	$116,176,591	$2,655	$-	$116,179,246

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Carrying Value/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$379	$-	$-	$379
U.S. Treasury Securities	116,162,094	1,154	-	116,163,248
	$116,162,473	$1,154	$-	$116,163,627

The following table sets forth a summary of the changes in the carrying value of the investment held in Trust Account during the three months ended March 31, 2021:

	U.S. Money Market	U.S. Treasury Securities
Carrying value as of January 1, 2021	$379	$116,162,094
Amortization of interest income through the settlement date on February 4, 2021	-	7,906
Settlement on February 4, 2021	116,170,000	(116,170,000)
Investment in Treasury Securities	(116,169,721)	116,169,721
Amortization of interest income through March 31, 2021	-	6,212
Carrying value as of March 31, 2021	$658	$116,175,933

Warrant Liability

At March 31, 2021 and December 31, 2020, the Company’s warrants liability were valued at $8,761,750 and $12,372,000, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of income.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$658	$658	$-	$-
U.S. Treasury Securities held in Trust Account	116,175,933	116,175,933	-	-
	$116,176,591	$116,176,591	$-	$-
Liabilities:
Warrant Liability	$8,761,750	$7,590,000	$-	$1,171,750
	$8,761,750	$7,590,000	$-	$1,171,750

The following table sets forth a summary of the changes in the fair value of the warrant liability during the three months ended March 31, 2021:

Warrant Liability
Fair value as of January 1, 2021	$12,372,000
Revaluation of warrant liability included in other income within the statement of income for the three months ended March 31, 2021	(3,610,250)
Fair value as of March 31, 2021	$8,761,750

The subsequent measurement of the Public Warrants for the three months ended March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2021 and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Expected term (years)	5.31	5.59
Expected volatility	30.0%	29.0%
Risk-free interest rate	0.99%	0.44%
Annual dividends	$0.00	$0.00

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

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 5,097,044 and 5,398,351 shares of common stock issued and outstanding, excluding 9,822,956 and 9,521,649 shares of common shares subject to possible redemption, respectively.

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

NOTE 9 — SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K (as amended) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 20, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our securities, debt or a combination of cash, securities and debt. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry.

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

Recent Developments

On March 8, 2021, the Company, and Airspan Networks Inc., a Delaware corporation (“Airspan”), jointly issued a press release announcing the execution of a Business Combination agreement (the “Business Combination Agreement”) among the Company, Airspan, and Artemis Merger Sub Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will merge with and into Airspan, with Airspan surviving the Merger as a wholly-owned direct subsidiary of the Company (the “Proposed Business Combination,” together with the other transactions related thereto, the “Proposed Transactions”).

The consideration to be paid to the pre-closing equityholders of Airspan and the pre-closing equityholders at the closing of the Business Combination (the “Closing”) will be equity consideration, pursuant to which each issued and outstanding share of Airspan’s capital stock shall automatically be converted into and become the right to receive, in accordance with the Payment Spreadsheet (as defined in the Business Combination Agreement), the number of shares of our common stock and newly issued warrants s set forth in the Payment Spreadsheet. We shall assume the Company Equity Plan (as defined in the Business Combination Agreement), and all outstanding options and restricted stock units shall be converted into a right to receive our securities as set forth on the Payment Spreadsheet. The participants in Airspan’s Management Incentive Plan will be entitled to receive a mix of cash consideration and equity consideration as set forth on the Payment Spreadsheet.

The Proposed Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2020 (inception) through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $3,043,204, which consisted of interest income earned on marketable securities held in our Trust Account of $14,118 and unrealized gain on change in fair value of warrants of $3,610,250, offset by operating costs of $581,164

Liquidity and Capital Resources

On November 3, 2020, we consummated the Initial Public Offering of 10,000,000 Units, which includes the sale of 500,000 Private Units, at $10.00 per Unit, generating gross proceeds of $105 million. On November 9, 2020, simultaneously with the closing of the first exercise in part of the underwriters’ over-allotment option for 1,000,000 Units, the Company completed the private sale of an aggregate of 30,000 Private Units to our Sponsor, at a purchase price of $10.00 per Private Units, generating gross proceeds of $10,300,000. On November 12, 2020, simultaneously with the closing of the second exercise in part of the underwriters’ over-allotment option for 500,000 Units, the Company completed the private sale of an aggregate of 15,000 Private Units to our Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $5,150,000.

Transaction costs amounted to $6,731,655 consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $406,655 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $427,727. Net income of $3,043,204 was affected by interest earned on marketable securities held in the Trust Account of $14,118 and unrealized gain on change in fair value of warrants of $3,610,250. Changes in operating assets and liabilities provided $153,437 of cash.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $116,176,592 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable) to complete an initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of March 31, 2021, we had cash of $756,488 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1.5 million of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. Such private units would be identical to the Private Units.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 9,822,956 and 9,521,649 shares of common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income Per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,045,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer (who serves as our principal executive officer and principal financial officer) has concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 14, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2021, as amended by the 10-K/A filed with the SEC on May 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2021, as amended by the 10-K/A filed with the SEC on May 14, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 18, 2021.

NEW BEGINNINGS ACQUISITION CORP.

By:	/s/ Michael S. Liebowitz
Name:	Michael S. Liebowitz
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

