Form 10-Q
period 2021-06-30
New Beginnings Acquisition Corp.
filed 2021-08-12
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Registrant’s telephone number, including area code: (561) 893-8670

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

As of August 12, 2021, 14,920,000 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

NEW BEGINNINGS ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

NEW BEGINNINGS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current asset - cash	$68,386	$1,184,215
Prepaid assets	283,063	315,219
Total current assets	351,449	1,499,434
Investment held in Trust Account	116,181,780	116,162,473
Total Assets	$116,533,229	$117,661,907

Liabilities and Stockholders’ Equity
Accounts payable	$1,591,223	$96,248
Due to related party	10,000	—
Total current liabilities	1,601,223	96,248
Warrant liability	14,400,570	12,372,000
Deferred underwriting discount	4,025,000	4,025,000
Total liabilities	20,026,793	16,493,248

Commitments
Common stock subject to possible redemption, 9,060,042 and 9,521,649 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	91,506,431	96,168,654

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,859,958 and 5,398,351 shares issued and outstanding (excluding 9,060,042 and 9,521,649 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	586	540
Additional paid-in capital	5,569,218	907,041
(Accumulated deficit) Retained earnings	(569,799)	4,092,424
Total stockholders’ equity	5,000,005	5,000,005

Total Liabilities and Stockholders’ Equity	$116,533,229	$117,661,907

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF LOSS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$2,071,796	$2,652,960
Loss from operations	(2,071,796)	(2,652,960)

Other income (expense)
Interest Income	5,189	19,307
Unrealized loss on change in fair value of warrants	(5,638,820)	(2,028,570)
Total other expense	(5,633,631)	(2,009,263)

Net loss	$(7,705,427)	$(4,662,223)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	9,822,956	9,673,135
Basic and diluted net loss per share	$0.00	$0.00

Basic and diluted weighted average shares outstanding, common stock	5,097,044	5,246,865
Basic and diluted net loss per share	$(1.51)	$(0.89)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED june 30, 2021

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2020	5,398,351	$540	$907,041	$4,092,424	$5,000,005
Change in common stock subject to possible redemption	(301,307)	(30)	(3,043,174)	—	(3,043,204)
Net income	—	—	—	3,043,204	3,043,204
Balance as of March 31, 2021	5,097,044	510	(2,136,133)	7,135,628	5,000,005
Change in common stock subject to possible redemption	762,914	76	7,705,351	—	7,705,427
Net loss	—	—	—	(7,705,427)	(7,705,427)
Balance as of June 30, 2021	5,859,958	$586	$5,569,218	$(569,799)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(4,662,223)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(19,307)
Unrealized loss on change in fair value of warrants	2,028,570
Changes in current assets and current liabilities:
Prepaid assets	32,156
Accounts payable	1,494,975
Due to related party	10,000
Net cash used in operating activities	(1,115,829)

Cash Flows from Investing Activities:
Proceeds from sale of investment held in Trust Account	116,180,000
Investment held in Trust Account	(116,180,000)
Net cash provided by investing activities	-

Net Change in Cash	(1,115,829)
Cash - Beginning	1,184,215
Cash - Ending	$68,386

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of common stock subject to possible redemption	$(4,662,223)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW BEGINNINGS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from August 20, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash outside the Trust Account of $68,386 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $120,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Units (as described in Note 3 and 4).

The Company anticipates that the $68,386 outside of the Trust Account as of June 30, 2021, will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders (as defined in Note 4), the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company believes it will need to raise additional funds in order to meet the expenditures required for operating its business. The Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern Consideration

As of June 30, 2021, the Company had $68,386 in cash and a working capital deficiency of $1,249,774. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the condensed financial statements. Management plans to address this uncertainty through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Investment Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in treasury funds.

At December 31, 2020, investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash, accounts payable and due to related party are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

The fair value of Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 9,060,042 and 9,521,649 shares of common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment option granted in connection with the IPO and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,045,000 shares of common stock in the aggregate.

The Company’s condensed statements of loss include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share of common stock. Net loss per share of common stock, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per share of common stock, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the founder shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption amortized interest income on marketable securities held in trust	$3,151	$11,723
Less: interest available to be withdrawn for payment of taxes	(3,151)	(11,723)
Net income allocable to common stock subject to possible redemption	$-	$-
Denominator: Weighted average redeemable common stock, basic and diluted	9,822,956	9,673,135
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00

Non-redeemable common stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(7,705,427)	$(4,662,223)
Redeemable net earnings	-	-
Non-redeemable net loss	$(7,705,427)	$(4,662,223)
Denominator: Weighted average non-redeemable common stock, basic and diluted	5,097,044	5,246,865
Basic and diluted net loss per share, common stock	$(1.51)	$(0.89)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred that were related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed, and offering costs associated with the common stock were charged to the stockholders’ equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed immaterial for the three and six months ended June 30, 2021.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas.  The Company adopted ASU 2020-06 on January 1, 2021.  Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor purchased 2,156,250 shares of common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share (the “founder shares”). On October 20, 2020, the Company effected a stock dividend resulting in its Sponsor holding 2,875,000 founder shares, representing an adjusted purchase price of approximately $0.009 per share. The founder shares, after giving effect to the stock dividend, include an aggregate of up to 375,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. In connection with the underwriters’ full exercise of their over-allotment option in November 2020, the 375,000 shares were no longer subject to forfeiture.

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

Due to Related Party

The balance of $10,000 represents the unpaid administrative service fees as of June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest bearing loans to the Company as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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

Administrative Service Fee

The Company has agreed to pay an affiliate of its Sponsor, commencing on the Effective Date of the registration statement, a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 of administrative services under this arrangement.

NOTE 6 — RECURRING FAIR VALUE MEASUREMENTS

Investment Held in Trust Account

As of June 30, 2021, investments in the Company’s Trust Account were held in treasury funds and are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of loss. The estimated fair values of investments held in Trust Account are determined using available market information.

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2021
U.S. Treasury Funds	$116,181,780	$-	$-	$116,181,780
	$116,181,780	$-	$-	$116,181,780

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

The following table sets forth a summary of the changes in the carrying value of the investment held in Trust Account during the three months and six months ended June 30, 2021:

	Treasury Funds	U.S. Money Market	U.S. Treasury Securities
Carrying value as of January 1, 2021	$-	$379	$116,162,094
Amortization of interest income through the settlement date on February 4, 2021	-	-	7,906
Settlement on February 4, 2021	-	116,170,000	(116,170,000)
Investment in Treasury Securities	-	(116,169,721)	116,169,721
Amortization of interest income through March 31, 2021	-	-	6,212
Carrying value as of March 31, 2021	$-	$658	$116,175,933
Amortization of interest income through the settlement date on May 6, 2021	-	-	4,067
Settlement on May 6, 2021	-	116,180,000	(116,180,000)
Investment in Treasury Funds	116,180,658	(116,180,658)	-
Interest income earned on Treasury Funds through June 30, 2021	1,122	-	-
	$116,181,780	$-	$-

Warrant Liability

At June 30, 2021 and December 31, 2020, the Company’s warrants liability was valued at $14,400,570 and $12,372,000, respectively. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of income.

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$116,181,780	$116,181,780	$-	$-
	$116,181,780	$116,181,780	$-	$-
Liabilities:
Warrant Liability	$14,400,570	$13,340,000	$-	$1,060,570
	$14,400,570	$13,340,000	$-	$1,060,570

The following table sets forth a summary of the changes in the fair value of the warrant liability during the three and six months ended June 30, 2021:

Warrant Liability
Fair value as of January 1, 2021	$12,372,000
Revaluation of warrant liability included in other income within the statement of income for the three months ended March 31, 2021	(3,610,250)
Fair value as of March 31, 2021	$8,761,750
Revaluation of warrant liability included in other expense within the statement of loss for the three months ended June 30, 2021	5,638,820
Fair value as of June 30, 2021	$14,400,570

The subsequent measurement of the Public Warrants for the three and six months ended June 30, 2021 is classified as Level 1 beginning from November 16, 2020 due to the use of an observable market quote in an active market.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021 and December 31, 2020:

Input	June 30, 2021	December 31, 2020
Expected term (years)	5.19	5.59
Expected volatility	28.0%	29.0%
Risk-free interest rate	0.9%	0.44%
Annual dividends	$0.00	$0.00

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$379	$379	$-	$-
U.S. Treasury Securities held in Trust Account	116,162,094	116,162,094	-	-
	$116,162,473	$116,162,473	$-	$-
Liabilities:
Warrant Liability	$12,372,000	$11,500,000	$-	$872,000
	$12,372,000	$11,500,000	$-	$872,000

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 5,859,958 and 5,398,351 shares of common stock issued and outstanding, excluding 9,060,042 and 9,521,649 shares of common stock subject to possible redemption, respectively.

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

On July 23, 2021, the SEC declared effective the registration statement on Form S-4 filed with the SEC in connection with the proposed business combination between the Company and Airspan and, on July 26, the Company commenced mailing the  definitive proxy statement/prospectus/consent solicitation statement relating to the special meeting in lieu of the 2021 annual meeting of the Company’s stockholders.

On July 30, 2021, the Company entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Purchase Agreement”) by and among the Company, as issuer, Merger Sub, as guarantor, DBFIP ANI LLC, as agent, collateral agent and trustee (in such capacities, the “Collateral Agent”), and FIP UST LP, Drawbridge Special Opportunities Fund LP, DBDB Funding LLC, Fortress Lending II Holdings L.P., FLF II Holdings Finance L.P., Fortress Lending Fund II MA-CRPTF LP, Fortress Lending I Holdings L.P. and FLF I Holdings Finance L.P. (collectively, the “Purchasers” and each, a “Purchaser”), pursuant to which the Company will issue between $20.0 million and $66.0 million in aggregate principal amount of senior secured convertible notes (each, a “Convertible Note”, and collectively, the “Convertible Notes”) immediately prior to or substantially concurrent with the closing of the Transactions. The Convertible Notes will bear interest at a rate equal to 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes will mature on December 31, 2024, unless earlier accelerated, converted, redeemed or repurchased.

The Convertible Notes, together with all accrued but unpaid interest thereon, will be convertible, in whole or in part, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of common stock of the combined company following the consummation of the Transactions (the “Post-Combination Company”) at a conversion price equal to $12.50 per share. The conversion price with respect to the Convertible Notes will be subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes will be subject to a broad-based weighted average anti-dilution adjustment in the event the Post-Combination Company issues, or is deemed to have issued, shares of Post-Combination Company common stock, other than certain excepted issuances, at a price below the conversion price then in effect.

On August 11, 2021, the Company’s stockholders approved all proposals related to the Business Combination at a special meeting of stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 20, 2020 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $7,705,427, which consisted of operating costs of $2,071,796, unrealized loss on change in fair value of warrants of $5,638,820, offset by interest income earned on investment held in our Trust Account of $5,189.

For the six months ended June 30, 2021, we had net loss of $4,662,223, which consisted of operating costs of $2,652,960, unrealized loss on change in fair value of warrants of $2,028,570, offset by interest income earned on investment held in our Trust Account of $19,307.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,115,829. Net loss of $4,662,223 was affected by interest earned on investment held in the Trust Account of $19,307 and unrealized loss on change in fair value of warrants of $2,028,570. Changes in operating assets and liabilities provided $1,537,131 of cash.

As of June 30, 2021, we had investment held in the Trust Account of $116,181,780 consisting of U.S. Treasury Funds with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable) to complete an initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of June 30, 2021, we had cash of $68,386 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial business combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. These conditions raise substantial doubt about the our ability to continue as a going concern one year from the issuance date of the condensed financial statements. We will need to raise additional capital through loans from our Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 9,060,042 and 9,521,649 shares of common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,045,000 shares of common stock in the aggregate.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer (who serves as our principal executive officer and principal financial officer) has concluded that, solely due to the failure of the Company’s disclosure controls and procedures to initially identify, evaluate and record properly the Company’s warrants, as described in the 10-K/A filed May 14, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2021.

NEW BEGINNINGS ACQUISITION CORP.

By:	/s/ Michael S. Liebowitz
Name:	Michael S. Liebowitz
Title:	Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

