Form 10-Q
period 2021-09-30
Airspan Networks Holdings Inc.
filed 2021-11-12
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Airspan Networks Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39679	85-2642786
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

777 Yamato Road, Suite 310, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 893-8670

New Beginnings Acquisition Corp.

800 1st Street, Unit 1

Miami Beach, Florida 33139

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common stock, par value $0.0001 per share	MIMO	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	MIMO WS	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $12.50 per share	MIMO WSA	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $15.00 per share	MIMO WSB	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $17.50 per share	MIMO WSC	NYSE American, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2021, 72,024,437 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

AIRSPAN NETWORKS HOLDINGS INC.

Quarterly Report on Form 10-Q

i

INTRODUCTORY NOTE

On August 13, 2021 (the “Closing”), New Beginnings Acquisition Corp., a Delaware corporation (“New Beginnings”), Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of New Beginnings (“Merger Sub”), and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”), consummated their previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of March 8, 2021 (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) New Beginnings changed its name to “Airspan Networks Holdings Inc.” (the “Company”) and (ii) shares of Legacy Airspan capital stock issued and outstanding immediately prior to the Closing (including shares of Legacy Airspan capital stock issued pursuant to the net exercise of warrants to purchase Legacy Airspan capital stock, but excluding shares of Legacy Airspan restricted stock that were not Legacy Airspan accelerated restricted stock) were automatically converted into and became the right to receive 59,726,486 shares of Common Stock and 9,000,000 of our Post-Combination Warrants (as defined below).

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$85,058	$18,196
Restricted cash	186	422
Accounts receivable, net of allowance of $243 and $374 at September 30, 2021 and December 31, 2020, respectively	53,438	71,621
Inventory	13,976	12,019
Prepaid expenses and other current assets	11,738	7,602
Total current assets	164,396	109,860
Property, plant and equipment, net	6,900	4,833
Goodwill	13,641	13,641
Intangible assets, net	6,732	7,629
Right- of- use assets, net	7,144	7,882
Other non-current assets	3,831	3,837
Total assets	$202,644	$147,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,700	$36,849
Deferred revenue	5,045	7,521
Other accrued expenses	28,137	22,538
Subordinated debt	10,445	10,065
Current portion of long-term debt	281	298
Total current liabilities	68,608	77,271
Long-term debt	-	2,087
Subordinated term loan - related party	37,149	34,756
Senior term loan	39,978	36,834
Convertible debt	40,748	-
Other long-term liabilities	22,230	17,147
Total liabilities	208,713	168,095

Commitments and contingencies (Note 13)	-	-

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 72,024,437 and 59,710,047 shares issued and outstanding at September 30, 2021 and December 31, 2020	7	6
Additional paid-in capital	740,169	674,906
Accumulated deficit	(746,245)	(695,325)
Total stockholders’ deficit	(6,069)	(20,413)
Total liabilities and stockholders’ deficit	$202,644	$147,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

 UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Products and software licenses	$32,447	$25,227	$106,487	$60,520
Maintenance, warranty and services	6,476	10,811	20,419	30,889
Total revenues	38,923	36,038	126,906	91,409

Cost of revenues:
Products and software licenses	20,990	17,344	66,605	41,179
Maintenance, warranty and services	825	1,349	3,021	3,446
Total cost of revenues	21,815	18,693	69,626	44,625
Gross profit	17,108	17,345	57,280	46,784

Operating expenses:
Research and development	17,529	13,239	47,427	38,952
Sales and marketing	10,315	7,051	25,157	21,464
General and administrative	19,347	4,043	28,247	11,990
Amortization of intangibles	299	596	897	1,374
Loss on sale of assets	-	-	-	22
Total operating expenses	47,490	24,929	101,728	73,802

Loss from operations	(30,382)	(7,584)	(44,448)	(27,018)

Interest expense, net	(3,630)	(1,480)	(8,580)	(4,676)
Gain on extinguishment of debt	-	-	2,096	-
Other income (expense), net	7,516	(685)	636	(1,925)

Loss before income taxes	(26,496)	(9,749)	(50,296)	(33,619)

Income tax expense	(457)	(172)	(624)	(370)

Net loss	$(26,953)	$(9,921)	$(50,920)	$(33,989)

Loss per share - basic and diluted	$(0.41)	$(0.17)	$(0.82)	$(0.57)
Weighted average shares outstanding - basic and diluted	66,276,223	59,710,047	61,923,661	59,710,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

 UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

September 30, 2021
Convertible Preferred Stock
	Series B Shares	Series B-1 Shares	Series C Shares	Series C-1 Shares	Series D Shares	Series D-1 Shares	Series D-2 Shares	Series E Shares	Series E-1 Shares	Series F Shares	Series F-1 Shares	Series G Shares	Series H Shares	Total Shares	Total Mezzanine Equity

Balance at December 31, 2020 (as previously reported)	-	72,123	-	416,667	1,080,993	325,203	370,000	615,231	393,511	352,076	46,325	740,987	168,288	4,581,404	$363,481
Retrospective application of the recapitalization due to the Business Combination (Note 3)	-	(72,123)	-	(416,667)	(1,080,993)	(325,203)	(370,000)	(615,231)	(393,511)	(352,076)	(46,325)	(740,987)	(168,288)	(4,581,404)	$(363,481)
Balance at December 31, 2020, effect of Business Combination (Note 3)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

Balance at March 31, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

Balance at June 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

Balance at September 30, 2021	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

	September 30, 2021
	Legacy Airspan Common Stock			Common Stock		Additional
	Common Shares	Common B Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020 (as previously reported)	202,582	466,952	$-	-	$-	$311,431	$(695,325)	$(383,894)
Retrospective application of the recapitalization due to the Business Combination (Note 3)	(202,582)	(466,952)	-	59,710,047	6	363,475	-	363,481
Balance at December 31, 2020, effect of Business Combination (Note 3)	-	-	$-	59,710,047	$6	$674,906	(695,325)	(20,413)
Net loss	-	-	-	-	-	-	(13,549)	(13,549)
Issuance of Series H preferred stock, net of issuance costs	-	-	-	-	-	653	-	653
Share-based compensation expense	-	-	-	-	-	661	-	661
Balance at March 31, 2021	-	-	$-	59,710,047	$6	$676,220	$(708,874)	$(32,648)
Net loss	-	-	-	-	-	-	(10,418)	(10,418)
Exercise of common stock options	-	-	-	14,277	-	69	-	69
Share-based compensation expense	-	-	-	-	-	828	-	828
Balance at June 30, 2021	-	-	$-	59,724,324	$6	$677,117	$(719,292)	$(42,169)
Net loss	-	-	-	-	-	-	(26,953)	(26,953)
Exercise of common stock options	-	-	-	2,162	-	10	-	10
Extinguishment of pre-combination warrant liability in connection with the Reverse Recapitalization	-	-	-	-	-	10,284	-	10,284
Business Combination and PIPE financing, net of redemptions and equity issuance costs of $26.2 million	-	-	-	12,297,951	1	52,097	-	52,098
Share-based compensation expense	-	-	-	-	-	661	-	661
Balance at September 30, 2021	-	-	$-	72,024,437	$7	$740,169	$(746,245)	$(6,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(continued)

September 30, 2020
Convertible Preferred Stock
	Series B Shares	Series B-1 Shares	Series C Shares	Series C-1 Shares	Series D Shares	Series D-1 Shares	Series D-2 Shares	Series E Shares	Series E-1 Shares	Series F Shares	Series F-1 Shares	Series G Shares	Series H Shares	Total Shares	Total Mezzanine Equity

Balance at December 31, 2019 (as previously reported)	72,123	-	416,667	-	1,450,993	325,203	-	615,231	393,511	352,076	46,325	-	-	3,672,129	$309,923
Retrospective application of the recapitalization due to the Business Combination (Note 3)	(72,123)		(416,667)		(1,450,993)	(325,203)		(615,231)	(393,511)	(352,076)	(46,325)			(3,672,129)	$(309,923)
Balance at December 31, 2019, effect of Business Combination (Note 3)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

Balance at March 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

Balance at June 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

Balance at September 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$-

	September 30, 2020
	Legacy Airspan Common Stock			Common Stock		Additional
	Common Shares	Common B Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019 (as previously reported)	202,582	466,952	$-	-	$-	$308,788	$(669,682)	$(360,894)
Retrospective application of the recapitalization due to the Business Combination (Note 3)	(202,582)	(466,952)	-	59,710,047	6	363,475	-	363,481
Balance at December 31, 2019, effect of Business Combination (Note 3)	-	-	$-	59,710,047	$6	$672,263	(669,682)	2,587
Net loss	-	-	-	-	-	-	(13,015)	(13,015)
Share-based compensation expense	-	-	-	-	-	492	-	492
Balance at March 31, 2020	-	-	$-	59,710,047	$6	$672,755	$(682,697)	$(9,936)
Net loss	-	-	-	-	-	-	(11,053)	(11,053)
Share-based compensation expense	-	-	-	-	-	495	-	495
Balance at June 30, 2020	-	-	$-	59,710,047	$6	$673,250	$(693,750)	$(20,494)
Net loss	-	-	-	-	-	-	(9,921)	(9,921)
Share-based compensation expense	-	-	-	-	-	495	-	495
Balance at September 30, 2020	-	-	$-	59,710,047	$6	$673,745	$(703,671)	$(29,920)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(continued)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(50,920)	$(33,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,117	3,624
Foreign exchange (gain) loss on long-term debt	(8)	12
Bad debt expense	182	-
Gain on extinguishment of debt	(2,096)	-
Change in fair value of warrants and derivatives	(7,045)	1,756
Share-based compensation	2,150	1,482
Total adjustments	(3,700)	6,874
Changes in operating assets and liabilities:
Decrease in accounts receivable	18,001	7,480
(Increase) decrease in inventory	(1,957)	4,679
(Increase) decrease in prepaid expenses and other current assets	(452)	836
Decrease in other operating assets	6	86
(Decrease) in accounts payable	(15,799)	(6,238)
(Decrease) increase in deferred revenue	(2,476)	568
Increase in other accrued expenses	5,599	483
Increase in other long-term liabilities	468	1,086
Increase in accrued interest on long-term debt	5,917	2,677
Net cash used in operating activities	(45,313)	(15,458)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,287)	(1,159)
Net cash used in investing activities	(4,287)	(1,159)

Cash flows from financing activities:
Repayments under line of credit, net	-	(237)
Borrowings under other long-term debt	-	2,073
Proceeds from the Business Combination, issuance of convertible debt and PIPE financing, net of issuance costs paid	115,501	-
Proceeds from the exercise of stock options	78	-
Proceeds from the sale of Series G stock, net	-	21,913
Proceeds from the sale of Series H stock, net	505	-
Proceeds from the issuance of Series H warrants	142	-
Net cash provided by financing activities	116,226	23,749

Net increase in cash, cash equivalents and restricted cash	66,626	7,132

Cash, cash equivalents and restricted cash, beginning of year	18,618	3,013

Cash, cash equivalents and restricted cash, end of period	$85,244	$10,145

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

	Nine Months Ended September 30,
	2021	2020

Supplemental disclosures of cash flow information
Cash paid for interest	$8,045	$4,623
Cash paid for income taxes	$552	$394

Supplemental disclosure of non-cash financing activities:
Reclassification of redeemable convertible preferred stock warrants to common stock	$10,284	$-
Non-cash net liabilities assumed from business combination	$38	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION

Business

On August 13, 2021 (the “Closing”), Airspan Networks Holdings Inc. (formerly New Beginnings Acquisition Corp.) (the “Company”) consummated its previously announced business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation (“Merger Sub”) and wholly-owned direct subsidiary of the Company, and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”) (See Note 3). In connection with the closing of the Business Combination, the Company changed its name to Airspan Networks Holdings Inc.. Unless the context otherwise requires, references to “Airspan”, the “Company”, “us”, “we”, “our” and any related terms prior to the Closing of the Business Combination are intended to mean Legacy Airspan and its consolidated subsidiaries, and after the Closing of the Business Combination, Airspan Networks Holdings Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires, references to “New Beginnings” and “NBA” are references to New Beginnings Acquisition Corp., the Company’s name prior to Closing.

The Company designs and produces wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations. Airspan provides Radio Access Network (“RAN”) products based on Open Virtualized Cloud Native Architectures, that support technologies including 5G new radio (“5G NR”) and Long Term Evolution (“LTE”), and Fixed Wireless standards, operating in licensed, lightly-licensed and unlicensed frequencies.

The market for the Company’s wireless systems includes mobile carriers, other public network operators and private and government network operators for command and control in industrial and public safety applications such as smart utilities, defense, transportation, mining and oil and gas. The Company’s strategy applies the same network technology across all addressable sectors.

The Company’s main operations are in Slough, United Kingdom (“U.K.”); Mumbai and Bangalore, India; Tokyo, Japan; Airport City, Israel; Santa Clara, California; and the Company’s corporate headquarters are in the United States (“U.S.”) in Boca Raton, Florida.

Basis of Presentation and Principles of Consolidation

The accompanying condensed financial statements include the accounts of the Company, its wholly-owned subsidiaries and Airspan IP Holdco LLC (“Holdco”) – 99.8% owned by Airspan. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority equity holders’ share of the profit or loss of Holdco. The non-controlling interest in net assets of this subsidiary, and the net income or loss attributable to the non-controlling interest, were not recorded by the Company as they are considered immaterial. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020, and Legacy Airspan’s financial statements as of and for the year ended December 31, 2020, included in the Company’s Form S-4 registration statement (File No. 333-256137) which is available on EDGAR.

Liquidity

The Company has historically incurred losses from operations. In the past, these losses have been financed through cash on hand or capital raising activities including borrowings or the sale of newly issued shares.

The Company had $164.4 million of current assets and $68.6 million of current liabilities at September 30, 2021. During the nine months ended September 30, 2021, the Company used $45.3 million in cash flow from operating activities. The Company is investing heavily in 5G research and development and the Company expects to continue to use cash from operations during the remainder of 2021 and through the first half of 2022. Cash on hand and borrowing capacity under the Fortress Credit Agreement (see Note 9) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

Going concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. As discussed in Notes 9 and 10 to the financial statements, the Company’s Convertible Notes and senior term loans require certain prospective financial covenants to be met. The Company’s business plan for 2021 and first half of 2022 contemplates increased revenue and reduced operating losses to achieve satisfaction of the financial covenants. Given the continued uncertainty in the global markets, in the event that the Company was unable to achieve these prospective covenants, the Company’s senior term loan (see Note 9) and the subordinated loan (see Note 8) could become due prior to the maturity date. As of September 30, 2021, the Company was not in compliance with the respective covenants of both the Convertible Notes and senior term loans; however, the Company was granted a waiver from compliance for these covenants as of September 30, 2021 and prospectively for December 31, 2021.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, which the Company expects will be sufficient to meet the prospective covenants of the Company’s Convertible Notes and senior term loan and provide the ability to continue as a going concern, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products; and

●	continuing to evaluate and implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies.

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with short-term disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and has caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and has increased the risk of supply delays. The Company cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of its 2021 and 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact the Company’s results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity, or remaining maturity when acquired, of three months or less to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts.

	September 30,
	2021	2020
Cash and cash equivalents	$85,058	$10,007
Restricted cash	186	138
Total cash, cash equivalents and restricted cash	$85,244	$10,145

Restricted cash consists of cash on deposit and cash pledged as collateral to secure the guarantees described in Note 9. The cash on deposit balance reflects the remaining balance available of the senior term loan (see Note 9) that is solely for the purpose of financing the manufacture of products for a specific customer’s network. Restricted cash balances were as follows (in thousands):

	September 30, 2021	December 31, 2020
Customer and supplier guarantees	$176	$298
Landlord guarantees	10	124
Total	$186	$422

Accounts receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying condensed consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors, such as historical experience, credit quality, country risk, current level of business, age of the accounts receivable and current economic conditions. The Company regularly analyzes its customer accounts overdue more than 90 days and when it becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance to reduce the related receivable to the amount it reasonably believes to be collectible. When collection efforts cease or collection is considered remote, the account and related allowance are written off.

Inventory

Inventory is stated at the lower of cost or net realizable value under the average cost method. Cost includes all costs incurred in bringing each product to its present location and condition. We record inventory write-downs to net realizable value through an allowance for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. The costs of additions and betterments that substantially extend the useful life of an asset are capitalized and the expenditures for ordinary repairs and maintenance are expensed in the period incurred as part of general and administrative expenses in the consolidated statements of operations. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value, based on prices prevailing at the date of acquisition of each asset evenly over its expected useful life, as follows:

●	Plant, machinery and equipment — over 2 to 5 years

●	Furniture and fixtures — over 4 to 5 years

●	Leasehold improvements — over lesser of the minimum lease term or the useful life

Goodwill

Goodwill is the result of a business combination that occurred in 2018. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, or more frequently if indicators of impairment are present, which are determined through a qualitative assessment. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value with its carrying amount. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. The Company’s annual assessment date is December 31.

Based on the results of the assessments performed, no indicators of impairment were noted. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill were recognized during all periods presented in the condensed consolidated financial statements.

Intangible assets, net

The Company’s intangible assets are primarily the result of business combinations and include acquired developed technology, customer relationships, trademarks and non-compete agreements. These are amortized utilizing a straight line method over their estimated useful lives. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. There is no residual value associated with the Company’s finite-lived intangible assets.

The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Impairment of long-lived assets.”

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected undiscounted future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected undiscounted future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairments were recorded during the three and nine months ended September 30, 2021 and 2020.

Other non-current assets

Other non-current assets represent the value of funded employee severance benefit accounts and deposits issued to landlords. Eighteen employees are entitled to one month of the employee’s current salary, multiplied by the number of years of employment. The Company accrues a liability for this obligation and funds an employee severance benefit account monthly. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn by the employee only upon the fulfillment of the obligation pursuant to labor law or agreements. The value of these funds is recorded in other non-current assets and the liability is recorded in other long-term liabilities in the Company’s condensed consolidated balance sheets.

Right-of-use assets and Lease liabilities

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” in 2019. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease. Lease payments are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

Convertible Notes

Concurrent with the Business Combination, the Company issued convertible notes. Refer to Notes 3 and 10 for further discussion on the convertible notes. The convertible notes are accounted as a liability under the traditional convertible debt model and measured at amortized cost under Accounting Standard Codification (“ASC”) 470-20.

The Company accounts for the embedded derivatives at fair value under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings.

The Company evaluated the guidance in ASC 815 and concluded the conversion option is not considered indexed to the Company’s own stock. As a result, the redemption feature and conversion option were bifurcated from the Convertible Notes and are separately measured at fair value at each reporting period within other long-term liabilities in the Condensed Consolidated Balance Sheets with changes in their respective fair values recognized in other income (expense), net within the Condensed Consolidated Statements of Operations.

Common Stock Warrants and Post-Combination Warrants

The Company (then known as New Beginnings Acquisition Corp.) issued 11,500,000 public warrants (the “Public Warrants”) and 545,000 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants”) in connection with NBA’s initial public offering. The Common Stock Warrants entitle each holder to purchase one share of the Company’s common stock (the “Common Stock”) at an exercise price of at $11.50 per share. As of September 30, 2021, 12,045,000  Common Stock Warrants are outstanding.

At Closing of the Business Combination, the Company issued Post-Combination Warrants (as defined below) exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 warrants exercisable to purchase one share of the Company’s Common Stock at a price of $12.50 per share (the “Post-Combination $12.50 Warrants”); (ii) 3,000,000 warrants exercisable to purchase one share of the Company’s Common Stock at a price of $15.00 per share (the “Post-Combination $15.00 Warrants”); and (iii) 3,000,000 warrants exercisable to purchase one share of the Company’s Common Stock at a price of $17.50 per share (the “Post-Combination $17.50 Warrants” and the Post-Combination $17.50 Warrants, together with the Post-Combination $12.50 Warrants and Post-Combination $15.00 Warrants, the “Post-Combination Warrants”). As of September 30, 2021, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, as further described in Note 14, at the exercise prices described above.

The Company evaluated the Common Stock Warrants and Post-Combination Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded they do not meet the criteria to be classified in stockholders’ equity. Since the Common Stock Warrants and Post-Combination Warrants meet the definition of a derivative under ASC 815-40, the Company records these warrants as liabilities on the Condensed Consolidated Balance Sheets within other long-term liabilities and measures these warrants at fair value at each reporting period date, with changes in their respective fair values recognized in other income (expense), net within the Condensed Consolidated Statements of Operations.

Revenue Recognition

We derive the majority of our revenue from sales of our networking products and software licenses, with the remaining revenue generated from service fees relating to maintenance contracts, professional services and training for our products. We sell our products and services to end customers, distributors and resellers. Products and services may be sold separately or in bundled packages.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of our contracts have multiple distinct performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and the customer can benefit from these individual goods or services either on their own or together with other resources that are readily available to the customer. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which we separately sell these products. For items that are not sold separately, we estimate the stand-alone selling prices using either an expected cost-plus margin or the adjusted market assessment approach depending on the nature of the specific performance obligation.

For all of the Company’s product sales, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment of the product. For product sales, the Company generally does not grant return privileges, except for defective products during the warranty period. Sales taxes collected from customers are excluded from revenues.

Revenue from non-recurring engineering is recognized at a point in time or over-time depending on if the customer controls the asset being created or enhanced. For new product design or software development services, the customer does not control the asset being created, the customer is not simultaneously receiving or consuming the benefits from the work performed and the work performed has alternative use to the Company. Therefore, revenue related to these projects is recognized at a point in time which is when the specified developed technology has been delivered and accepted by the customer.

Revenue from professional service contracts primarily relates to training and other consulting arrangements performed by the Company for its customers. Revenues from professional services contracts provided on a time and materials basis are recognized when the Company has the right to invoice under the practical expedient as amounts correspond directly with the value of the services rendered to date.

Revenue from product maintenance contracts is recognized over time as the Company’s performance obligations are satisfied. This is typically the contractual service period, which is generally one year. Maintenance and support services are a distinct performance obligation that includes the stand-ready obligation to provide telephone support, bug fixes and unspecified software upgrades and updates provided on a when-and-if-available basis and/or extended hardware warranty, which is considered a service type warranty.

Revenue from software licenses is primarily related to the sale of perpetual licenses to customers. The software delivered to the customer has stand-alone functionality and the customer can use the intellectual property as it exists at any time. Therefore, the Company recognizes revenue when the software license is delivered to the customer. There are no further performance obligations once the software license is delivered to the customer.

Payment terms to customers generally range from prepayment to 120 days from invoice, which are considered to be standard payment terms. The Company assesses its ability to collect from its customers based primarily on the creditworthiness and past payment history of the customer. The Company has elected to apply the practical expedient that allows an entity to not adjust the promised amount of consideration in customer contracts for the effect of a significant financing component when the period between the transfer of product and services and payment of the related consideration is less than one year. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on a number of factors, which include historical experience and known conditions that may impact future warranty costs.

The Company accounts for shipping and handling activities as a fulfilment cost rather than an additional promised service. Therefore, revenue related to shipping and handling activities is included in product revenues. Shipping and handling costs are accrued and recorded as cost of revenue when the related revenue is recognized. Billings to customers for reimbursement of out-of-pocket expenses, including travel, lodging and meals, are recorded as revenue, and the associated costs incurred by the Company for those items are recorded as cost of revenue. Revenue related to the reimbursement of out-of-pocket costs are accounted for as variable consideration.

Contract Balances

A contract asset is recorded when revenue is recognized in advance of our right to receive consideration (i.e., we must perform additional services in order to receive consideration). Amounts are recorded as receivables when our right to consideration is unconditional. When consideration is received, or we have an unconditional right to consideration in advance of delivery of goods or services, a contract liability is recorded. The transaction price can include non-refundable upfront fees, which are allocated to the identifiable performance obligations.

Contract assets are included within accounts receivables and contract liabilities are included in deferred revenue in our condensed consolidated balance sheets.

Costs to Obtain or Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel and sales agent commissions that are incremental to obtaining customer contracts, for which the related revenue is recognized over a future period. These costs are incurred on initial sales of product, maintenance and professional services and maintenance and support contract renewals. The Company defers these costs and amortizes them over the period of benefit, which the Company generally considers to be the contract term or length of the longest delivery period as contract capitalization costs in the condensed consolidated balance sheets. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period as commissions paid on renewals are commensurate with commissions paid on initial sales transactions. Costs to obtain or fulfil contracts were not significant for the three months ended September 30, 2021 and 2020. Costs to obtain a contract for development and engineering service contracts are expensed as incurred in accordance with the practical expedient as the contractual period of these contracts are generally one year or less.

Warranty Liabilities

The Company provides a limited warranty for periods, usually ranging from 12 to 24 months, to all purchasers of its new products. Warranty expense is accrued on the sale of products and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors.

Foreign currency

The U.S. dollar is the functional currency of all of the Company’s foreign subsidiaries. Foreign currency denominated monetary assets and liabilities of subsidiaries for which the U.S. dollar is the functional currency are remeasured based on exchange rates at the end of the period. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred. Revenues and expenses for foreign entities transacted in local currency are remeasured at average exchange rates in effect during each period. The resulting remeasurement gains and losses are recognized within other income (expense), net on the Company’s condensed consolidated statements of operations.

The Company recorded foreign currency losses of $17 thousand and $2.4 million for the three and nine months ended September 30, 2021, respectively, and foreign currency gains of $0.1 million for both the three and nine months ended September 30, 2020, which are included in other income (expense), net.

Significant Concentrations

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company places its cash and cash equivalents in highly rated financial instruments. The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts.

The Company’s accounts receivable are derived from sales of its products and approximately 72.6% and 68.2% of product sales were to non-U.S. customers for the three months ended September 30, 2021 and 2020, respectively and approximately 70.8% and 68.1% of product sales were to non-U.S. customers for the nine months ended September 30, 2021 and 2020, respectively. Three customers accounted for $34.7 million or 64.9% of the net accounts receivable balance at September 30, 2021 and two customers accounted for $52.6 million or 73% of the net accounts receivable balance at December 31, 2020. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top 3 customers accounted for 60.4% and 63.0% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 59.6% and 64.2% of revenue for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the Company had two customers whose revenue was greater than 10% of the three and nine-month period’s total revenue. For the three and nine months ended September 30, 2020, the Company had three customers whose revenue was greater than 10% of the three and nine-month period’s total revenue.

The Company received 97.6% and 99.1% of goods for resale from five suppliers in the three months ended September 30, 2021 and 2020, respectively. The Company received 98.3% and 97.8% of goods for resale from five suppliers in the nine months ended September 30, 2021 and 2020, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

Share-based compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the condensed consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the condensed consolidated statements of operations includes compensation expense for share-based awards granted based on the estimated grant date fair value. Compensation expense for all share-based awards is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. (See Note 15).

Segment reporting

The Company operates as a single segment, the development and supply of broadband wireless products and technologies. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, monitors operating performance and allocates resources.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances related to deferred tax assets are recorded based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authorities. The Company does not have any other material uncertain tax positions.

The Company recognizes accrued interest related to unrecognized tax benefits, if any, in interest expense and penalties in operating expenses. As of September 30, 2021 and December 31, 2020, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

Other taxes

Taxes on the sale of products and services to U.S. customers are collected by the Company as an agent and recorded as a liability until remitted to the respective taxing authority. For sales in applicable countries outside the U.S., the Company is subject to value added tax (VAT). These taxes have been presented on a net basis in the condensed consolidated financial statements.

Fair value measurements

We carry certain assets and liabilities at fair value. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants on the measurement date. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and

Level 3	Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the placement of assets and liabilities being measured within the fair value hierarchy. (See Note 12).

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. The potential issuance of common stock upon conversion of the Convertible Notes is evaluated under the if-converted method. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04 (amended by ASU 2019-10), “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” which simplifies the test for goodwill impairment by removing the second step of the test. There is a one-step qualitative test, and this ASU does not amend the optional qualitative assessment of goodwill impairment. The new standard was adopted by the Company on January 1, 2021, and it did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The new standard was adopted by the Company on January 1, 2021, and it did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance. The new standard was adopted by the Company on January 1, 2021, and it did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard will be adopted by the Company on January 1, 2022. The new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. The new standard will be adopted by the Company on January 1, 2022. The new standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new standard may be adopted by the Company no later than December 1, 2022, with early adoption permitted. The potential adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3.	THE BUSINESS COMBINATION

On August 13, 2021, the Company and Legacy Airspan completed the Business Combination, with Legacy Airspan surviving the Business Combination as a wholly owned subsidiary of the Company, and the Company was renamed Airspan Networks Holdings Inc. Cash proceeds from the Business Combination totaled approximately $115.5 million, which included funds held in NBA’s trust account and the completion of the concurrent private placement of shares of Common Stock (the “PIPE” or “PIPE Financing”) and sale of the Company’s senior secured convertible notes (the “Convertible Notes Financing”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Business Combination, each share of Legacy Airspan capital stock issued and outstanding immediately prior to the Closing automatically converted into and became the right to receive a specified number of shares of the Company’s Common Stock and Post-Combination Warrants. The aggregate transaction consideration paid in the Business Combination was (i) 59,426,486 shares of the Company’s Common Stock, (ii) 3,000,000 Post-Combination $12.50 Warrants, (iii) 3,000,000 Post-Combination $15.00 Warrants, (iv) 3,000,000 Post-Combination $17.50 Warrants and (v) $17,500,000 in cash. The aggregate transaction consideration was allocated among the holders of shares of Legacy Airspan capital stock (including holders of shares of Airspan capital stock issued pursuant to the net exercise of warrants to purchase Legacy Airspan capital stock and holders of shares of Legacy Airspan restricted stock), holders of Legacy Airspan stock options and participants (the “MIP Participants”) in Legacy Airspan’s Management Incentive Plan (the “MIP”).

Prior to the Business Combination, the Company (then known as New Beginnings Acquisition Corp.) issued 11,500,000 Public Warrants and 545,000 Private Placement Warrants. Following the Business Combination, the Common Stock Warrants remain exercisable for Common Stock of the Company. All other features of the Common Stock Warrants remained unchanged. There were no cash obligations for the Company pertaining to these Common Stock Warrants.

Prior to the consummation of the Business Combination, holders of an aggregate of 9,997,049 shares of Common Stock sold in NBA’s initial public offering exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from NBA’s initial public offering, calculated as of two business days prior to the consummation of the Business Combination, which was approximately $10.10 per share, or $101.0 million in the aggregate.

At Closing, the Company filed the second amended and restated certificate of incorporation (the “Restated Certificate of Incorporation”). Among other things, the Restated Certificate of Incorporation increased the number of shares of (a) Common Stock the Company is authorized to issue from 100,000,000 shares to 250,000,000 shares and (b) preferred stock the Company is authorized to issue from 1,000,000 shares to 10,000,000 shares.

In connection with the closing of the Business Combination, certain former stockholders of Legacy Airspan (the “Legacy Airspan Holders”) and certain NBA stockholders (the “Sponsor Holders”) entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”). Subject to certain exceptions, the Registration Rights and Lock-Up Agreement provides for 44,951,960 shares of Common Stock, as well as 2,271,026 Post-Combination $12.50 Warrants, 2,271,026 Post-Combination $15.00 Warrants and 2,271,026 Post-Combination $17.50 Warrants (and the shares of Common Stock issuable upon exercise of such Post-Combination Warrants), in each case, held by the Legacy Airspan Holders to be locked-up for a period of six months following the Closing, while the 2,750,000 shares of Common Stock held by the Sponsor Holders will be locked-up for a period of one year following the Closing, in each case subject to earlier release upon (i) the date on which the last reported sale price of the Common Stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period or (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property. The Registration Rights and Lock-Up Agreement also provided that the Private Placement Warrants and shares of Common Stock underlying the units sold by NBA in a private placement concurrent with its initial public offering (the “Private Placement Units”), along with any shares of Common Stock underlying the Private Placement Warrants, were locked-up for a period of 30 days following the Closing so long as such securities were held by the initial purchasers of the Private Placement Units or their permitted transferees.

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Legacy Airspan issuing stock for the net assets of New Beginnings, accompanied by a recapitalization, with New Beginnings treated as the acquired company for accounting purposes. The determination of New Beginnings as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Airspan will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Airspan’s senior management will comprise all of the senior management of the combined company. The net assets of New Beginnings were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Airspan. The shares and corresponding capital amounts and loss per share related to Legacy Airspan’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established pursuant to the Business Combination Agreement.

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $27.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2021.

PIPE Financing

Concurrent with the execution of the Business Combination, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 7,500,000 shares of Common Stock for an aggregate purchase price of $75.0 million.

Convertible Notes Financing

Concurrent with the execution of the Business Combination, the Company issued $50,000,000 aggregate principal amount of senior secured convertible notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 7.0% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

Each Convertible Note, together with all accrued but unpaid interest, are convertible, in whole or in part, at the option of the holder, at any time prior to the payment in full of the principal amount (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share (see Note 10).

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of September 30, 2021:

Cash—Trust Account (net of redemptions of $101 million)	$15,184,107
Cash—Convertible Notes Financing	48,669,322
Cash—PIPE Financing	75,000,000

Non-cash net liabilities acquired from New Beginnings	(38,216)

Add: Asset prepayments made at Closing	3,684,000
Less: Fair value of Common Stock Warrants	(13,176,450)
Less: Fair value of Post-Combination Warrants	(1,980,000)
Less: Fair value of Convertible Notes issued	(48,273,641)
Less: Underwriting fees and other issuance costs paid at Closing	(23,353,127)
Less: Other Business Combination-related costs paid prior to September 30, 2021	(3,618,792)

Additional Paid-in-Capital from Business Combination, net of issuance costs paid	$52,097,203

Less: Non-cash net liabilities assumed from New Beginnings	38,216
Less: Non-cash net assets assumed from New Beginnings	(3,684,000)
Add: Non-cash fair value of Common Stock Warrants	13,176,450
Add: Non-cash fair value of Post-Combination Warrants	1,980,000
Add: Non-cash fair value of Convertible Notes issued	48,273,641
Add: Other issuance costs included in accounts payable and accrued liabilities	3,618,792

Cash proceeds from the Business Combination	$115,500,302

Summary of Shares Issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

New Beginnings shares outstanding prior to the Business Combination	14,795,000
Less: redemption of New Beginnings shares	(9,997,049)
Shares issued pursuant to the PIPE	7,500,000
New Beginnings and PIPE shares prior to the Business Combination	12,297,951

Conversion of Legacy Airspan preferred stock	56,857,492
Conversion of Legacy Airspan common stock	1,182,912
Conversion of Legacy Airspan common restricted stock	339,134
Conversion of Legacy Airspan Class B common stock	1,340,611
Conversion of Legacy Airspan Class B restricted common stock	6,337
Total shares of Company Common Stock outstanding immediately following the Business Combination	72,024,437

The 5,815,796 common stock options exchanged for options to purchase Legacy Airspan Common Stock and Legacy Airspan Class B Common Stock, the restricted stock units (“RSUs”) with respect to 1,750,000 shares of Common Stock issued to the MIP Participants, and 4,257,718 shares of Common Stock reserved for issuance with future grants under the 2021 Plan are not issued shares and are not included in the table above.

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Products sales	$30,983	$24,617	$103,495	$58,509
Non-recurring engineering (“NRE”)	3,569	4,978	10,465	13,630
Product maintenance contracts	1,415	3,014	4,667	8,811
Professional service contracts	1,492	2,822	5,287	8,451
Software licenses	1,023	511	2,137	1,460
Other	441	96	855	548
Total revenue	$38,923	$36,038	$126,906	$91,409

Revenue recognized at a point in time for NRE services amounted   to $1.4 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. Revenue recognized over time for NRE services using a cost-based input method amounted to $2.2 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of September 30, 2021 and December 31, 2020 were as follows:

	Contracts Assets	Contracts Liabilities

Balance as of December 31, 2020	$5,361	$7,521
Balance as of September 30, 2021	11,522	5,045
Change	$6,161	$(2,476)

Revenues for the three and nine months ended September 30, 2021 and 2020, include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Amounts included in the beginning of year contract liability balance	$626	$541	$5,053	$2,355

Warranty Liabilities

Information regarding the changes in the Company’s product warranty liabilities for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,099	$967	$1,019	$981
Accruals	236	16	496	197
Settlements	(139)	(51)	(319)	(246)
Balance, end of period	$1,196	$932	$1,196	$932

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had goodwill of $13.6 million as of September 30, 2021 and December 31, 2020 resulting from a prior acquisition.

Intangible assets, net consists of the following (in thousands):

	Weighted	September 30, 2021
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internally developed technology	10	$7,810	$(2,213)	$5,597
Customer relationships	6	2,130	(1,005)	1,125
Trademarks	2	720	(720)	-
Non-compete	3	180	(170)	10
Total acquired intangible assets		$10,840	$(4,108)	$6,732

	Weighted	December 31, 2020
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internally developed technology	10	$7,810	$(1,627)	$6,183
Customer relationships	6	2,130	(739)	1,391
Trademarks	2	720	(720)	-
Non-compete	3	180	(125)	55
Total acquired intangible assets		$10,840	$(3,211)	$7,629

Amortization expense related to the Company’s intangible assets amounted to $0.3 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense for the remainder of 2021 and thereafter related to the Company’s intangible assets is as follows (in thousands):

2021	$294
2022	1,136
2023	1,136
2024	1,107
2025	781
Thereafter	2,278
Total	$6,732

6.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Payroll and related benefits and taxes	$9,292	$6,812
Royalties	2,347	3,401
Agent and sales commissions	3,889	2,501
Right-of-use lease liability, current portion	2,853	2,671
Tax liabilities	806	1,967
Product warranty liabilities	1,196	1,019
Product marketing	1,022	869
Manufacturing subcontractor costs	3,307	1,243
Legal and professional services	2,051	221
Other	1,374	1,834
Other accrued expenses	$28,137	$22,538

7.	SUBORDINATED DEBT

On August 6, 2015, Legacy Airspan issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to the subordinated Convertible Purchase Agreement dated such date. The Golden Wayford Note was amended and restated on November 28, 2017, to reduce the interest rate thereon and to reflect the application of the payment of $1.0 million of principal on such note. The Golden Wayford Note had an original maturity date of February 16, 2016, which through subsequent amendments was extended to June 30, 2020. The conversion rights related to this agreement expired on its maturity date, June 30, 2020, and on this date the loan was reclassified from Subordinated Convertible Debt to Subordinated Debt.

The principal and accrued interest under the Golden Wayford Note would have been automatically converted into common shares at the time of the next equity financing and consummated prior to, on or after the maturity date (June 30, 2020). Such conversion right expired in accordance with its term. Interest accrues at 5.0% per annum and is payable quarterly, however, because such payment is prohibited by the terms of the subordination, interest is (in accordance with the terms of the related promissory note) paid in kind.

On December 30, 2020, Pacific Western Bank (“PWB”) and Ally Bank (“Ally”) assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders pursuant to an assignment agreement (the “Assignment Agreement”) and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and DBFIP ANI LLC (“Fortress”) became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility.

The Golden Wayford Note was subordinate to the PWB Facility and, after giving effect to the Assignment Agreement, the Resignation Agreement and a Reaffirmation and Omnibus Amendment, is now subordinate to the obligations under Legacy Airspan’s Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Note 8). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note.

The Company had subordinated debt outstanding of $9.0 million, plus $1.4 million and $1.1 million of accrued interest as of September 30, 2021 and December 31, 2020, respectively.

8.	SUBORDINATED TERM LOAN – RELATED PARTY

On February 9, 2016, Legacy Airspan entered into a $15.0 million subordinated term loan agreement with a related party (the “Subordinated Loan Agreement”) that was due to mature on February 9, 2018. On July 12, 2016, Legacy Airspan entered into an additional $15.0 million Amendment No. 1 to Subordinated Term Loan Agreement that was due to mature on February 9, 2018. On July 3, 2017, Legacy Airspan entered into Amendment No. 2 to the Subordinated Term Loan Agreement that extended the maturity date to June 30, 2019. On May 23, 2019, Legacy Airspan entered into Amendment No. 3 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2020. On March 30, 2020, Legacy Airspan entered into Amendment No. 4 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2021. On December 30, 2020, Legacy Airspan entered into Amendment No. 5 to the Subordinated Term Loan Agreement that extended the maturity date to the later of (a) December 30, 2024 and (b) 365 days after the maturity date of the Fortress Credit Agreement (as in effect on December 30, 2020) (see Note 8). The term loan was subordinate to the PWB Facility and on December 30, 2020, the interests of PWB and Ally in the PWB Facility were assigned to new lenders pursuant to the Assignment Agreement and PWB entered into the Agent Resignation Agreement pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and Fortress became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility.

Prior to May 23, 2019, interest accrued at 2.475% per annum and was payable quarterly. In accordance with the amendments below, the interest rate changed as follows:

(a)	Amendment No. 3, on May 23, 2019, the interest rate changed to 9.0% per annum to be accrued;

(b)	Amendment No. 4, on March 30, 2020, the interest rate changed to 9.0% per annum through December 31, 2020 and from and after January 1, 2021, at a rate of 12.0% per annum to be accrued; and

(c)	Amendment No. 5, on December 30, 2020, the interest rate from January 1, 2021 and thereafter changed to 9.0% per annum to be accrued, subject to reversion to 12.0% if a condition subsequent is not satisfied. The subsequent condition was satisfied.

The principal and accrued interest may be repaid early without penalty.

The Company had a subordinated term loan outstanding of $30.0 million, plus $7.1 million and $4.8 million of accrued interest as of September 30, 2021 and December 31, 2020, respectively.

9.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K. as guarantors, together with the other parties thereto, entered into the Assignment Agreement, the Resignation and Assignment Agreement, and a Reaffirmation and Omnibus Amendment, the result of which was the amendment and restatement of the terms of the PWB Facility under the Fortress Credit Agreement with the new lenders as the lenders thereunder. Fortress in its capacity became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR.

The Fortress Credit Agreement initial term loan total commitment of $34.0 million and a term loan commitment of $10.0 million were both funded to Legacy Airspan on December 30, 2020. Pursuant to the Fortress Credit Agreement, the Company may expand the term loan commitment by $20.0 million subject to the terms and conditions of the agreement. The maturity date of the total loan commitment is December 30, 2024. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contains a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021. Subsequent to December 29, 2021, the Company may prepay this loan but will incur a related fee in the amount of a make-whole amount of interest that would have been payable had such prepayment not been made.

As of September 30, 2021, the Company was not in compliance with all applicable covenants under the Fortress Credit Agreement; however, the Company was granted a waiver from compliance for these covenants as of September 30, 2021 and prospectively for December 31, 2021.

The Company had a senior term loan outstanding of $44.0 million, plus $1.8 million and $25 thousand of accrued interest as of September 30, 2021 and December 31, 2020, respectively.

10.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Airspan Networks Inc., Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K. as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization described in Note 3. The Fortress Convertible Note Agreement of $50.0 million was funded to the Company on August 13, 2021, the date of the reverse recapitalization. The Convertible Notes bear interest at 7.0% per annum and the maturity date of the Convertible Notes is December 30, 2024. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of September 30 2021, the Company had convertible debt outstanding as shown below (in thousands):

September 30, 2021
Convertible Notes	$41,887
Accrued Interest(a)	254
Subtotal	42,141
Loan discount costs	(1,393)
Total Convertible Notes	$40,748

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

As of September 30, 2021, the Company was not in compliance with all applicable covenants under the Fortress Convertible Note Agreement; however, the Company was granted a waiver from compliance for these covenants as of September 30, 2021 and prospectively for December 31, 2021.

11.	LONG-TERM DEBT

As of September 30, 2021 and December 31, 2020, Long-term debt consists of (in thousands):

	September 30, 2021	December 31, 2020
PPP Loan	$-	$2,087
Finnish Funding Agency for Technology and Innovation (“Tekes”)	432	458
	432	2,545
Less current portion – product development loan	(281)	(298)
Less accrued interest on product development loan – current	(151)	(160)
Total long-term debt	$-	$2,087

On April 27, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), Legacy Airspan entered into a promissory note of approximately $2.1 million with First Home Bank (“PPP Loan”). The promissory note bears interest at a rate of 1% and is payable in monthly installments of principal and interest over 18 months beginning seven months from the date of this promissory note and continuing on the 5th day of each month thereafter. A final payment of the entire unpaid balance of principal and interest will be due on April 27, 2022, the maturity date. On March 8, 2021, Legacy Airspan applied for the promissory note to be forgiven by the SBA in whole or in part and was notified on June 10, 2021 that the SBA has approved Legacy Airspan’s application to forgive the entire loan and accrued interest. For the nine months ended September 30, 2021, the Company recorded a gain on extinguishment of debt for the PPP Loan of $2.1 million and the accrued interest of $23 thousand, respectively for the PPP Loan.

At both September 30, 2021 and December 31, 2020, there were two capital loans amounting to $0.3 million with Tekes, the main public funding organization for research and development in Finland.

12.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three and nine months ended September 30, 2021 and 2020. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The table below sets forth information related to the Company’s condensed consolidated financial instruments (in thousands):

	Level in	September 30, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$85,058	$85,058	$18,196	$18,196
Restricted cash	1	186	186	422	422
Cash and investment in severance benefit accounts	1	3,570	3,570	3,567	3,567

Liabilities:
Subordinated term loan(a)	2	$37,149	$22,798	$34,756	$24,327
Subordinated debt(a)	2	10,445	6,375	10,065	6,624
Senior term loan(a)	2	39,978	36,608	36,834	37,948
Convertible debt	2	40,748	46,362	-	-
Long-term debt	2	-	-	2,087	2,087
Public Warrants	1	8,625	8,625	-	-
Warrants(b)	3	870	870	7,632	7,632

(a)	As of September 30, 2021, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan (Fortress Credit Agreement), followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the senior term loan, subordinated term loan and subordinated debt were 12.8%, 18.6% and 17.7%, respectively. As of December 31, 2020, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan (Fortress Credit Agreement), followed by the junior status of the subordinated term loan and subordinated debt. The senior term loan face value was adjusted for $4.7 million of original issue discounts and $1.4 million of fair value of Series H warrants issued to lenders pursuant to the Fortress Credit Agreement, resulting in the fair value of the senior term loan totaling $37.9 million, with a 12.80% implied yield. The implied yields of the subordinated term loan and subordinated debt were 17.05% and 16.57%, respectively.

(b)	As of September 30, 2021 and December 31, 2020, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants were as follows:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$6.68	$6.68
Exercise price	$12.50 - $17.50	$11.50
Risk free rate	0.21%	0.72%
Expected volatility	42.5%	34.1%
Dividend yield	0.00%	0.00%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at issuance date and as of the September 30, 2021 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	September 30, 2021	Issuance Date
Assumptions:
Stock price	$6.68	$9.75
Conversion strike price	$12.50	$12.50
Volatility	33.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	0.59%	0.51%
Debt discount rate	12.80%	12.80%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	50,000	50,000
Contingent put inputs and assumptions:
Probability of fundamental change	25%	25%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants (a)	Conversion option derivative	Call and contingent put derivative

Beginning balance, December 31, 2020	$-	$-	$-
Warrants assumed in Business Combination	2,996
Issuance of convertible note payable derivative liabilities	-	7,473	639
Change in fair value	(2,126)	(4,599)	707
Ending balance, September 30, 2021	$870	$2,874	$1,346

(a)	The $7,632 of Series D-1 and Series H warrants were converted as part of the Business Combination. Refer to Note 14 for roll-forward.

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of their short-term nature of these accounts.

The estimated fair value of long-term debt approximated its carrying amount because based on the arrangement of the financing of the debt and pursuant to the terms of the CARES ACT, the Company applied for this debt to be forgiven by the SBA in whole or in part.

13.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $86.9 million at September 30, 2021, the majority of which have expected delivery dates during the next six months.

Certain officers of the Company have change in control payments that they would be entitled to receive in the event of a change in control.

Contingencies and Legal Proceedings

From time to time, the Company receives and reviews correspondence from third parties with respect to licensing their patents and other intellectual property in connection with the sale of the Company’s products. Disputes may arise with such third parties if an agreement cannot be reached regarding the licensing of such patents or intellectual property.

On October 14, 2019, Barkan Wireless IP Holdings, L.P. (“Barkan”) filed a suit against Sprint Corporation and related entities (“Sprint”) alleging patent infringement based in part on two of the Company’s products, Airave 4 and Magic Box Gold. See Barkan Wireless IP Holdings, L.P. v. Sprint Corporation et al, Case No. 2:19-cv-00336-JRG (E.D. Tex.). On March 26, 2021, after a settlement between Barkan and Sprint, the Court granted an agreed motion to dismiss and the case was closed. Sprint has demanded that the Company indemnify Sprint $3,870,000 for a portion of the amounts Sprint paid to defend and settle the case. On April 27, 2021, Sprint gave notice that it intends to set-off amounts it owes the Company until Sprint’s indemnity demand is satisfied. The Company is currently evaluating Sprint’s indemnity demand and the extent of the Company’s indemnity obligation, if any. On July 6, 2021 Airspan invoked its rights under the dispute resolution clause in its agreement with Sprint to call for a meeting with Sprint to discuss the unresolved dispute. The parties are in negotiations on the matter in question.

Except as set forth above, the Company is not currently subject to any other material legal proceedings. The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of its business. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

14.	COMMON STOCK AND WARRANTS

Common Stock

As of September 30, 2021, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as Preferred Stock. As of September 30, 2021, there were 72,024,437 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors, payable either in cash, in property or in shares of capital stock. As of September 30, 2021, the Company had not declared any dividends.

Legacy Airspan Warrants

The Company accounted for Legacy Airspan convertible preferred stock warrants that have been earned and are exercisable into shares of Legacy Airspan’s convertible preferred stock as liabilities pursuant to ASC 480, “Distinguishing Liabilities from Equity” as the warrants were exercisable into shares of Legacy Airspan convertible preferred stock that are contingently redeemable upon events outside the control of Legacy Airspan. The warrant liability is included in Other Long-term Liabilities on the accompanying condensed consolidated balance sheets. The warrants are remeasured and recognized at fair value at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of Other income (expense), net on the accompanying condensed consolidated statements of operations.

In January 2021 and February 2021, Legacy Airspan issued warrants for the purchase of 6,097 and 406, respectively, shares of Legacy Airspan Series H Convertible Preferred Stock to certain holders of Legacy Airspan Series H Senior Convertible Preferred Stock (one warrant for every two shares of Legacy Airspan Series H Senior Convertible Preferred Stock purchased in January and February 2021, respectively) with an exercise price of $61.50 per share and a 5-year term (“Series H warrants”). Legacy Airspan accounted for the initial fair value of the Series H warrants as a discount on the Legacy Airspan Series H Senior Convertible Preferred Stock issuance and recorded a corresponding warrant liability.

In June 2014, Legacy Airspan issued warrants to purchase 203,252 shares of Legacy Airspan Series D Convertible Preferred Stock (originally 12,500 taking effect for 16.26 to 1 stock split) to holders of Legacy Airspan Series D Convertible Preferred Stock with an exercise price of $61.50 per share, subject to certain performance requirements (the “D Warrants”). These warrants were unvested at December 31, 2020 and 2019 as the performance criteria had not been met and therefore, no liability has been recorded with respect to these instruments. The D warrants expired (unearned/unexercised) on January 31, 2021.

As of December 31, 2020, the Series D and Series H Warrants fair value were determined using a hybrid scenario approach, including   a Monte Carlo simulation.

The Legacy Airspan convertible preferred stock warrants were converted as part of the Closing of the Business Combination (Note 3) and ceased to exist after the Business Combination.

As a result, no Legacy Airspan warrants were issued and outstanding as of September 30, 2021:

	Legacy Airspan Warrants Outstanding
	Series D	Series D-1	Series H
Outstanding as of December 31, 2020	203,252	162,601	139,428
Issuance of warrants	–	–	6,503
Warrants expired	(203,252)	–	–
Conversion of warrants in Business Combination	–	(162,601)	(145,931)
Outstanding as of September 30, 2021	–	–	–

The change in fair value of the Legacy Airspan warrant liability during the nine months ending September 30, 2021 was:

	Warrant Liability
(in thousands)	Series D-1	Series H	Total
As of December 31, 2020	$4,109	$3,523	$7,632
Fair value of warrants at issuance	–	142	142
Increase in fair value	3,541	976	4,517
Conversion of warrants in Business Combination	(7,650)	(4,641)	(12,291)
As of September 30, 2021	$–	$–	$–

Common Stock Warrants

As of September 30, 2021, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

As part of NBA’s initial public offering, 11,500,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on October 30, 2025 at 5:00p.m., New York City time, or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants when exercisable, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

Simultaneously with the Company’s initial public offering, NBA consummated a private placement of 545,000 Private Placement Warrants with its sponsor. The Private Placement Warrants are exercisable for one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants, except that, so long as the Private Placement Warrants are held by the initial purchaser or its permitted transferees, the Private Placement Warrants : (1) may be exercised for cash or on a cashless basis; (2) may not be transferred, assigned or sold until thirty (30) days after the date of the Closing; and (3) may not be redeemed.

Post-Combination Warrants

As of September 30, 2021, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of September 30, 2021, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, as further described below, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

15.	SHARE-BASED COMPENSATION

Common Stock options

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Stock Incentive Plan (the “2021 Plan” and together with the 2009 Plan, “the Plans”) was adopted and approved. As of September 30, 2021, there were 11,781,146 shares of Common Stock reserved under the Plans.

The following table sets forth the activity for all Common Stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2020	5,500,135	$3.99	6.79
Granted(a)	445,664	6.29
Exercised	(16,439)	4.75
Forfeited	(155,932)	4.22
Outstanding, September 30, 2021(b)	5,773,428	$4.16	6.19
Exercisable, September 30, 2021(c)	4,068,628	$3.76	5.32

(a)	The weighted average grant-date fair value of options granted during the nine months ending September 30, 2021 was $4.21 per share.
(b)	The aggregate intrinsic value of all options outstanding as of September 30, 2021 was $14.6 million.
(c)	The aggregate intrinsic value of all vested/exercisable options as of September 30, 2021 was $11.9 million.

Restricted Stock Awards

The following table sets forth the activity for all restricted stock awards:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)

Outstanding, December 31, 2020	337,187	$3.83	8.59
Granted	25,566	6.29
Forfeited	(17,282)	2.08
Outstanding, September 30, 2021	345,471	$4.10	8.37

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75. The RSUs granted in connection with the MIP vest one year after the date of the grant.

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was $4.2 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.25 years and $1.0 million of unrecognized compensation expense related to restricted stock awards to be recognized over a weighted average period of 8.37 years.

The following table summarizes the number of authorized, unissued shares of Common Stock, under all employee stock plans, to be issued upon exercise as of September 30, 2021:

Plans	Number of Shares
Total awards available to be issued	6,007,718
Total options outstanding	5,773,428
Total common stock reserved for future issuance under employee stock plans	11,781,146

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$214	$199	$682	$598
Sales and marketing	140	103	476	309
General and administrative	293	180	950	538
Cost of sales	14	13	42	37
Total share-based compensation	$661	$495	$2,150	$1,482

16.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(26,953)	$(9,921)	$(50,920)	$(33,989)

Denominator - basic and diluted:
Weighted average common shares outstanding	66,276,223	59,710,047	61,923,661	59,710,047

Net loss per share - basic and diluted	$(0.41)	$(0.17)	$(0.82)	$(0.57)

The following table sets forth the amounts excluded from the computation of diluted net loss per share as of September 30, 2021 and 2020 because their effect was anti-dilutive.

	September 30,
	2021	2020
Stock options outstanding	5,773,428	5,557,254
Non-vested shares of restricted stock	345,471	345,817
Warrants (a)
Convertible notes (a)

(a)	The Convertible Notes and warrants referred to in Notes 10 and 14 were also excluded on an as converted basis because their effect would have been anti-dilutive.

17.	RELATED PARTY TRANSACTIONS

As of both September 30, 2021 and December 31, 2020, there was an outstanding note receivable amounting to $87 thousand due from the Company’s President and Chief Executive Officer in connection with the purchase of 500,000 shares of the Company’s common stock. The note was originally entered into in 1999 in the amount of $130 thousand of which $43 thousand had been repaid at September 30, 2021. No interest is due on the debt. The debt is collateralized by Common Stock. Subsequent to September 30, 2021, the remainder of this outstanding note receivable was repaid in full.

As disclosed in Note 8, as of September 30, 2021 and December 31, 2020, Legacy Airspan has a Subordinated Term Loan with a related party.

18.	EQUITY METHOD INVESTMENTS

The Company accounts for its investment in a wholly-owned subsidiary, Dense Air, as an equity method investment. Dense Air has been funded by its sole lender through convertible debt with various restrictions and requirements including a conversion option on substantially all of the ownership interest in Dense Air. Dense Air was designed to acquire and hold specific assets and the fixed price conversion option is economically similar to a call option on the assets of Dense Air. Therefore, the Company concluded consolidation is not required. The Company did determine it has significant influence in the operations of Dense Air and therefore, has applied the equity method of accounting. Given Dense Air has operated at a loss since its inception, and the Company has not guaranteed the obligations of Dense Air or otherwise committed to provide further financial support, equity method accounting has been discontinued. The investment had no value at September 30, 2021 and December 31, 2020.

There have been no dividends received from Dense Air for the three and nine months ended September 30, 2021 and 2020.

On March 22, 2021, an investor acquired the sole lender to Dense Air’s rights and obligations under a convertible loan agreement. Concurrently, the Company received a notice of conversion from the investor to convert the outstanding amount of the loan into shares equating to 95% of the share capital of Dense Air. The conversion is expected in the fourth quarter of 2021.

The Company receives reimbursement of its expenses for providing certain management support functions to Dense Air, a related party, which are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” after the Closing of the Business Combination are to Airspan Networks Holdings Inc. and its consolidated subsidiaries, and prior to the Closing of the Business Combination are to Legacy Airspan and its consolidated subsidiaries, in each case, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, which may include, among other things: the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate; changes in laws and regulations affecting our business; the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so; the risk that we do not achieve or sustain profitability; the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; the risk that we experience difficulties in managing our growth and expanding operations; the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations; the risk of product liability or regulatory lawsuits or proceedings relating to our products and services; and the risk that we are unable to secure our intellectual property. For further information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K (as amended) filed with the U.S. Securities and Exchange Commission (the “SEC”), or our registration statement on Form S-1 (the “Registration Statement”) as filed with the SEC on September 10, 2021. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We offer a complete range of 4G and 5G network build and network densification products with an expansive portfolio of software and hardware tools for indoor and outdoor, compact femto, pico, micro and macro base stations, as well as an industry leading 802.11ac and 802.11ax fixed wireless access and backhaul solution portfolio for point-to-point and point-to-multipoint applications. Our solutions help network operators monetize the potential of 4G and 5G technologies and use cases and, in addition, allow enterprises to establish their own private networks especially in 5G, where dedicated spectrum has been allocated. We have developed differentiated RAN software and hardware products to help operators get the maximum capacity and coverage in the following ways:

●	Very high performance wireless network technology for both access and backhaul components of the network.

●	Energy efficient and integrated form factors, enabling cost effective deployment of RAN technology that are able to avoid zoning and site acquisition constraints, which translate into a quicker time-to-market for our customers.

●	Easy to use, affordable and comprehensive core network elements to support 4G, 5G and fixed wireless services.

●	Sophisticated provisioning and orchestration software for both backhaul and RAN for 4G and 5G access and the core network that can also integrate a wide range of access.

●	Fully virtualized cloud native modular software and hardware solutions that adhere to open standards allowing our operator customers to fundamentally shift the dynamics of the value and supply chains of the wireless industry. This decreases vendor lock-in and as a result lowers total cost of ownership typical of traditional incumbent competitors.

The market for our wireless systems includes leading mobile CSPs, large enterprises, military communications integrators and ISPs. Our strategy applies the same network technology across all addressable sectors.

Our main operations are in: Slough, United Kingdom; Mumbai and Bangalore, India; Tokyo, Japan; Airport City, Israel; and Santa Clara, California, and our corporate headquarters is in Boca Raton, Florida.

Recent Developments

The Business Combination

We consummated the Business Combination on August 13, 2021, pursuant to the terms of the Business Combination Agreement. Under the Business Combination Agreement, Legacy Airspan became a wholly-owned subsidiary of the Company. Thereafter, the Company was renamed Airspan Networks Holdings Inc.

In connection with the Business Combination, holders of 9,997,049 shares of Common Stock sold in NBA’s initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of NBA’s trust account, which was approximately $10.10 per share, or an aggregate redemption payment of $100.97 million.

As a result of the Business Combination, (i) 59,726,486 shares of Common Stock (including 345,471 shares of restricted Common Stock), 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants and 3,000,000 Post-Combination $17.50 Warrants were issued to Legacy Airspan stockholders, (ii) outstanding options to purchase Legacy Airspan Common Stock and Legacy Airspan Class B Common Stock were converted into options to purchase an aggregate of 5,815,796 shares of Common Stock, (iii) $17,500,000 in cash was paid and RSUs with respect to 1,750,000 shares of Common Stock were issued to the participants in Legacy Airspan’s management incentive plan (the “MIP”) and (iv) 4,257,718 shares of Common Stock were reserved for issuance in connection with future grants under the 2021 Plan.

In connection with the Business Combination, we also issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

After giving effect to the transactions and redemptions described above, there were 72,024,437 shares of our Common Stock issued and outstanding immediately following the Closing. Our Common Stock, Public Warrants, Post-Combination $12.50 Warrants, Post-Combination $15.00 Warrants and Post-Combination $17.50 Warrants commenced trading on the NYSE American under the symbols “MIMO”, “MIMO WS”, “MIMO WSA”, “MIMO WSB” and “MIMO WSC”, respectively, on August 16, 2021.

Following the closing of the Business Combination, Legacy Airspan was deemed the accounting acquirer, and the Company is the successor SEC registrant. Although the legal acquirer in the Business Combination Agreement was New Beginnings, for financial accounting and reporting purposes under GAAP, the Business Combination is accounted for as a reverse recapitalization. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Airspan in many respects. Under this method of accounting, New Beginnings will be treated as the acquired company for financial statement reporting purposes and the Business Combination will be treated as the equivalent of Legacy Airspan issuing stock for the net assets of New Beginnings, accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Airspan became the historical financial statements of the Company, and New Beginnings’ assets, liabilities and results of operations were consolidated with Legacy Airspan’s on August 13, 2021. The net assets of New Beginnings will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Legacy Airspan.

The most significant change in our future reported financial position and results as a result of the Business Combination is an increase in cash (as compared to Legacy Airspan’s balance sheet immediately prior to the Business Combination) of approximately $115.5 million and an increase of indebtedness (as compared to Legacy Airspan’s balance sheet immediately prior to the Business Combination) of $40.7 million as a result of the issuance of the Convertible Notes. Total non-recurring transaction costs are approximately $27.0 million.

As a majority of Legacy Airspan’s current management team and business operations comprise our management and operations, we will need to implement procedures and processes to address public company regulatory requirements and customary practices. We expect we will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Convertible Notes

On July 30, 2021, we entered into the Convertible Note Purchase Agreement, pursuant to which, on August 13, 2021, we issued $50.0 million in aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate equal to 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased.

The Convertible Notes, together with all accrued but unpaid interest thereon, are convertible, in whole or in part, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is also subject to a broad-based weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect.

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with short-term disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. We cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of our 2021 and 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

Further quantification of these pandemic effects, to the extent relevant and material, are included in the discussion of results of operations below.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, cost of revenue, research and development, sales and marketing, general and administrative, interest expense, income taxes and net income. To further help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP consolidated financial statements. See the “Adjusted EBITDA” sections below for a reconciliation to net income (loss), the most directly comparable GAAP measure.

Revenues

We derive the majority of our revenues from sales of our networking products, with the remaining revenue generated from software licenses and service fees relating to non-recurring engineering, product maintenance contracts and professional services for our products. We sell our products and services to end customers, distributors and resellers. Products and services may be sold separately or in bundled packages.

Our top three customers accounted for 60.4% and 63.0% of revenue for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, our top three customers accounted for 59.6% and 64.2%, respectively.

Our sales outside the U.S. and North America accounted for 73.2% and 68.1% of our total revenue in three months ended September 30, 2021 and 2020, respectively, and 70.3% and 67.3% of our total revenue in nine months ended September 30, 2021 and 2020, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Area	2021	2020	2021	2020
United States	26.2%	31.8%	29.2%	31.9%
Other North America	0.6%	0.1%	0.5%	0.8%
North America	26.8%	31.9%	29.7%	32.7%
India	32.4%	24.7%	20.4%	24.4%
Japan	22.0%	26.8%	34.0%	27.4%
Other Asia	2.7%	2.5%	2.4%	1.5%
Asia	57.1%	54.0%	56.8%	53.3%
Europe	1.2%	4.6%	3.8%	5.2%
Africa and the Middle East	11.6%	5.8%	5.8%	5.5%
Latin America and the Caribbean	3.3%	3.7%	3.9%	3.3%
Total revenue	100%	100%	100%	100%

Cost of Revenues

Cost of revenues consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix both because our gross margin on software and services is higher than the gross margin on base station related equipment, and because our different product lines generate different margins. In addition, our gross margin is affected by changes in the average selling price of our systems and volume discounts granted to significant customers. The COVID-19 pandemic continues to have an impact with disruptions to our supply chains, which have caused extended component lead times, increased component costs, as well as disruption and increased expenses in logistics. We expect the average selling prices of our existing products to continue to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we may derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

Operating Expenses

Research and Development

Research and development expenses consist primarily of salaries and related costs for personnel and expenses for design, development, testing facilities and equipment depreciation. These expenses also include costs associated with product development efforts, including consulting fees and prototyping costs from initial product concept to manufacture and production as well as sub-contracted development work. We expect to continue to make substantial investments in research and development.

Sales and Marketing

Sales and marketing expenses consist of salaries and related costs for personnel, sales commissions, consulting and agent’s fees and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. We expect to continue to incur substantial expenditures related to sales and marketing activities.

General and Administrative

General and administrative expenses consist primarily of salaries and related expenses for our personnel, audit, professional and consulting fees and facilities costs.

Non-Operating Expenses

Interest Expense, Net

Interest expense consists primarily of interest associated with our senior secured credit facility, which consisted of a term loan and revolving credit facility, the Convertible Notes and two subordinated loan facilities. Interest on the term loan was determined based on the highest of the LIBOR Rate, commercial lending rate of the collateral agent and federal funds rate, plus an applicable margin. Interest on the revolving credit facility is based on the LIBOR Rate plus an applicable margin. On December 30, 2020 we amended and restated the terms of our credit facility with Fortress. (See Note 9 of the notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on this agreement.)

Income Tax (Expense) Benefit

Our provision for income tax (expense) benefit includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. Our net operating loss carryforwards will begin to expire in 2025 and continue to expire through 2037. Our tax (expense) benefit has been impacted by non-deductible expenses, including equity compensation and research and development amortization.

Net Loss

Net loss is determined by subtracting operating and non-operating expenses from revenues.

Non-GAAP Financial Measures

Adjusted EBITDA is defined as net income before depreciation and amortization, interest expense and income taxes, and also adjusted to add back share-based compensation costs, changes in the fair value of the warrant liability and embedded derivatives and one-time costs related to the Business Combination, as these costs are not considered a part of our core business operations and are not an indicator of ongoing, future company performance. We use Adjusted EBITDA to evaluate our performance, both internally and as compared to our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, share-based compensation costs can be subject to volatility from changes in the market price per share of our Common Stock or variations in the value and number of shares granted.

Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business because it excludes, among other things, the effects of certain transactions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.

We present this non-GAAP financial measure because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results by focusing on our core operating results and is useful to evaluate our performance in conjunction with our GAAP financial measures. Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income, net income or earnings per share, as a measure of operating performance, cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP measures.

In particular, Adjusted EBITDA is subject to certain limitations, including the following:

●	Adjusted EBITDA does not reflect interest expense, or the amounts necessary to service interest or principal payments under the Fortress Credit Agreement;

●	Adjusted EBITDA does not reflect income tax provision (benefit), and because the payment of taxes is part of our operations, tax provision is a necessary element of our costs and ability to operate;

●	Although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements;

●	Adjusted EBITDA does not reflect the noncash component of share-based compensation;

●	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations; and

●	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We adjust for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

Segments

Our business is organized around one reportable segment, the development and supply of broadband wireless products and technologies. This is based on the objectives of the business and how our chief operating decision maker, the President and Chief Executive Officer, monitors operating performance and allocates resources.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues	$38,923	$36,038	$126,906	$91,409
Cost of revenues	21,815	18,693	69,626	44,625
Gross profit	17,108	17,345	57,280	46,784

Operating expenses:
Research and development	17,529	13,239	47,427	38,952
Sales and marketing	10,315	7,051	25,157	21,464
General and administrative	19,347	4,043	28,247	11,990
Amortization of intangibles	299	596	897	1,374
Loss on sale of assets	-	-	-	22
Total operating expenses	47,490	24,929	101,728	73,802

Loss from operations	(30,382)	(7,584)	(44,448)	(27,018)
Interest expense, net	(3,630)	(1,480)	(8,580)	(4,676)
Gain on extinguishment of debt	-	-	2,096	-
Other (expense) income, net	7,516	(685)	636	(1,925)

Loss before income taxes	(26,496)	(9,749)	(50,296)	(33,619)
Income tax expense	(457)	(172)	(624)	(370)

Net loss	$(26,953)	$(9,921)	$(50,920)	$(33,989)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

Revenues for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Revenues:
Products and software licenses	$32,447	83.4%	$25,227	70.0%
Maintenance, warranty and services	6,476	16.6%	10,811	30.0%
Total revenues	$38,923	100.0%	$36,038	100.0%

Revenue from products and software licenses of $32.4 million for the three months ended September 30, 2021 increased by $7.2 million from $25.2 million for the three months ended September 30, 2020. This increase was primarily due to increases in sales of products to one customer in Asia Pacific of $3.4 million, sales of products to one customer in Africa and the Middle East of $2.1 million and sales of products to two customers in the U.S. of $1.8 million.

Revenue from maintenance, warranty and services of $6.5 million for the three months ended September 30, 2021 decreased by $4.3 million from $10.8 million for the three months ended September 30, 2020. This decrease was primarily due to the termination of a maintenance agreement with a North American customer which generated revenue of $2.7 million in the three months ended September 30, 2020 and other service revenue decreased by $1.7 million due to successful completion of projects in the three months ended September 30, 2020 not replicated in the three months ended September 30, 2021.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Cost of Revenues:
Products and software licenses	$20,990	53.9%	$17,344	48.1%
Maintenance, warranty and services	825	2.1%	1,349	3.8%
Total cost of revenues	$21,815	56.0%	$18,693	51.9%

Cost of revenues from products and software licenses of $21.0 million for the three months ended September 30, 2021 increased by $3.7 million from $17.3 million for the three months ended September 30, 2020. This increase was primarily due to revenue growth, offset by an increase in indirect costs caused by the worldwide shortage of electronics, component costs and expediting fees and limited availability of cargo space.

Cost of revenues from maintenance, warranty and services of $0.8 million for the three months ended September 30, 2021 decreased by $0.5 million from $1.3 million for the three months ended September 30, 2020 due to lower revenue in the three months ended September 30, 2021.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Operating expenses:
Research and development	$17,529	45.0%	$13,239	36.7%
Sales and marketing	10,315	26.5%	7,051	19.6%
General and administrative	19,347	49.7%	4,043	11.2%
Amortization of intangibles	299	0.8%	596	1.7%
Total operating expenses	$47,490	122.0%	$24,929	69.2%

Research and development— Research and development expenses were $17.5 million for the three months ended September 30, 2021, an increase of $4.3 million from $13.2 million for the three months ended September 30, 2020. The increase was primarily due to the MIP payout of $1.8 million, increased headcount-related expenses of $1.5 million and increased patent fee provision of $1.0 million.

Sales and marketing— Sales and marketing expenses were $10.3 million for the three months ended September 30, 2021, an increase of $3.2 million from $7.1 million for the three months ended September 30, 2020, primarily due to the MIP payout of $3.3 million.

General and administrative— General and administrative expenses of $19.3 million for the three months ended September 30, 2021 increased by $15.3 million from $4.0 million for the three months ended September 30, 2020. The increase was primarily due to the MIP payout of $13.4 million, increased director and officer insurance and other public company expenses of $0.6 million, increased professional and legal fees of $0.7 million, an increase in headcount and related costs of $0.3 million and increased facility costs of $0.3 million.

Amortization of intangibles— Amortization of intangibles of $0.3 million for the three months ended September 30, 2021 decreased by $0.3 million from $0.6 million for the three months ended September 30, 2020 due to the amortization of trademarks completing.

Non-Operating Expenses

Interest expense, net— Interest expense, net was $3.6 million for the three months ended September 30, 2021, an increase of $2.1 million from $1.5 million for the three months ended September 30, 2020. The increase was primarily due to higher interest rates under the Fortress Credit Agreement and Convertible Notes, compared to the PWB Facility in place for the three months ended September 30, 2020.

Other (expense) income, net— Other (expense) income, net was income of $7.5 million for the three months ended September 30, 2021, a difference of $8.2 million from an expense of $0.7 million for the three months ended September 30, 2020. The difference was primarily due to $7.7 million in gains on changes to the fair value of the warrant and derivative fair values offset by $0.2 million in foreign currency losses.

Income tax expense— Income tax expense was $0.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Net Loss

We had a net loss of $27.0 million for the three months ended September 30, 2021 compared to a net loss of $9.9 million for the three months ended September 30, 2020, a decrease of $17.1 million due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2021	2020
Net Loss	$(26,953)	$(9,921)

Adjusted for:
Interest expense, net	3,630	1,480
Income tax (benefit) expense	457	172
Depreciation and amortization	988	1,278
EBITDA	(21,878)	(6,991)
Share-based compensation expense	661	495
Change in fair value of warrant liability and derivatives	(11,562)	692
Transaction costs allocated to the warrants	3,824	-
Management Incentive Plan expense related to Business Combination	18,513	–
Adjusted EBITDA	$(10,442)	$(5,804)

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

Revenues for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Revenues:
Products and software licenses	$106,487	83.9%	$60,520	66.2%
Maintenance, warranty and services	20,419	16.1%	30,889	33.8%
Total revenues	$126,906	100.0%	$91,409	100.0%

Revenue from products and software licenses of $106.5 million for the nine months ended September 30, 2021 increased by $46.0 million from $60.5 million for the nine months ended September 30, 2020. This increase was primarily due to increase in sales of products in Asia Pacific of $26.3 million, primarily to two customers, and growth in distribution sales in the North American market of $13.6 million, while Middle East and Africa, Latin America and Europe accounted for $2.6 million, $2.3 million and $1.0 million respectively.

Revenue from maintenance, warranty and services of $20.4 million for the nine months ended September 30, 2021 decreased by $10.5 million from $30.9 million for the nine months ended September 30, 2020. This decrease was primarily due to the termination of a maintenance and features agreement with a North American customer at the end of the first quarter of 2021 resulted in revenue of $6.2 million during the nine months ended September 30, 2020 that did not recur in the nine months ended September 30, 2021 and successful completion of time and materials projects in the nine months ended September 30, 2020 which resulted in revenue of $2.9 million for an Asia Pacific customer and $1.4 million for a European group that did not recur in the nine months ended September 30, 2021.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Cost of Revenues:
Products and software licenses	$66,605	52.5%	$41,179	45.0%
Maintenance, warranty and services	3,021	2.4%	3,446	3.8%
Total cost of revenues	$69,626	54.9%	$44,625	48.8%

Cost of revenues from products and software licenses of $66.6 million for the nine months ended September 30, 2021 increased by $25.4 million from $41.2 million for the nine months ended September 30, 2020. This increase was primarily due to revenue growth which was impacted by a change in product mix, with most of the growth relating to product sales, which carry lower margins than services. In addition, there has been an increase in indirect costs caused by the worldwide shortage of electronics, component costs and expediting fees and limited availability of cargo space.

Cost of revenues from maintenance, warranty and services of $3.0 million for the nine months ended September 30, 2021 decreased by $0.4 million from $3.4 million for the nine months ended September 30, 2020, which is attributable to a decrease in revenues from maintenance.

Operating Expenses

Operating expenses for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Operating expenses:
Research and development	$47,427	37.4%	$38,952	42.6%
Sales and marketing	25,157	19.8%	21,464	23.5%
General and administrative	28,247	22.3%	11,990	13.1%
Amortization of intangibles	897	0.7%	1,374	1.5%
Loss on sale of assets	-	-%	22	-%
Total operating expenses	$101,728	80.2%	$73,802	80.7%

Research and development— Research and development expenses were $47.4 million for the nine months ended September 30, 2021, an increase of $8.4 million from $39.0 million for the nine months ended September 30, 2020. The increase was primarily due to increased headcount expenses of $5.2 million, the MIP payout of $1.8 million, an increased patent fee provision of $1.0 million and $0.4 million of other increased costs.

Sales and marketing— Sales and marketing expenses were $25.2 million for the nine months ended September 30, 2021, an increase of $3.7 million from $21.5 million for the nine months ended September 30, 2020. The increase was the result of the MIP payout of $3.3 million and $0.4 million of other increased costs.

General and administrative— General and administrative expenses of $28.2 million for the nine months ended September 30, 2021 increased by $16.2 million from $12.0 million for the nine months ended September 30, 2020. The increase was primarily due to the MIP payout of $13.4 million, increased legal and professional fees of $1.4 million, increased director and officer insurance and other public company expenses of $0.6 million, $0.4 million of additional share-based compensation and an increase in other costs of $0.4 million.

Amortization of intangibles— Amortization of intangibles of $0.9 million for the nine months ended September 30, 2021 decreased by $0.5 million from $1.4 million for the nine months ended September 30, 2020 due to the amortization of trademarks completing.

Non-Operating Expenses

Interest expense, net— Interest expense, net was $8.6 million for the nine months ended September 30, 2021, an increase of $3.9 million from $4.7 million for the nine months ended September 30, 2020. The increase was primarily due to higher interest rates under the Fortress Credit Agreement and Convertible Notes, compared to the PWB Facility in place for the nine months ended September 30, 2020.

Gain on extinguishment of debt – Gain on extinguishment of debt was $2.1 million for the nine months ended September 30, 2021, an increase of $2.1 million from the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded a gain on extinguishment of debt for the PPP Loan of $2.1 million and the accrued interest of $23 thousand.

Other income (expense), net— Other income (expense), net was income of $0.6 million for the nine months ended September 30, 2021, a difference of $2.5 million from an expense of $1.9 million for the nine months ended September 30, 2020. The difference was primarily due to $4.9 million in gains on changes to the fair value of the warrant liability and derivative fair values offset by $2.4 million in foreign currency losses.

Income tax expense— Income tax expense was $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Net Loss

We had a net loss of $50.9 million for the nine months ended September 30, 2021 compared to a net loss of $34.0 million for the nine months ended September 30, 2020, a decrease of $16.9 million due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net Loss	$(50,920)	$(33,989)

Adjusted for:
Interest expense, net	8,580	4,676
Income tax expense	624	370
Depreciation and amortization	3,117	3,624
EBITDA	(38,599)	(25,319)
Share-based compensation expense	2,150	1,482
Change in fair value of warrant liability and derivatives	(7,045)	1,756
Transaction costs allocated to the warrants	3,824	-
Management Incentive Plan expense related to Business Combination	18,513	–
Adjusted EBITDA	$(21,157)	$(22,081)

Liquidity and Capital Resources

To date, our principal sources of liquidity have been our cash and cash equivalents and cash generated from operations, proceeds from the issuance of long term debt, preferred and common stock, and the sale of certain receivables. Our capital requirements depend on a number of factors, including sales, the extent of our spending on research and development, expansion of sales and marketing activities and market adoption of our products and services.

We had $164.4 million of current assets and $68.6 million of current liabilities at September 30, 2021. During the nine months ended September 30, 2021, we used $45.3 million in cash flows from operating activities, primarily from the collection of our outstanding accounts receivables. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2021 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also actively evaluating the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 124 days and 79 days as of September 30, 2021 and December 31, 2020, respectively. The increase in DSO as of September 30, 2021 is attributable to an increase in the balance of contract assets and higher sales to customers with longer average payment terms. Notwithstanding the DSO of 79 days as of December 31, 2020, our accounts receivable were $71.6 million due to high sales volumes in the fourth quarter of 2020. As of September 30, 2021, our accounts receivable were $53.4 million.

During 2020, we and four of our wholly owned subsidiaries had the PWB Facility with PWB and Ally. Under the PWB Facility, we could borrow up to $45 million, subject to compliance with certain covenants. (See Note 7 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.) In addition to the PWB Facility, we had an aggregate of $39.0 million of subordinated debt with two other lenders. (See Notes 8 and 9 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.)

During 2020, we entered into several amendments to the PWB Facility. These amendments modified the financial and funding covenants and extended the due date for the audited consolidated financial statements. The PWB Facility was extended to mature on December 31, 2020. On December 30, 2020, Fortress and certain other lenders purchased the outstanding indebtedness under the PWB Facility. Fortress replaced PWB as administrative agent and collateral agent under the facility. On the same date, Fortress, the other lenders party thereto, Legacy Airspan and certain of its subsidiaries modified the terms of such indebtedness by amending and restating the existing credit agreement, including an extension of the maturity date.

On August 6, 2015, we issued Golden Wayford Limited the $10.0 million subordinated Golden Wayford Note pursuant to the subordinated convertible purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on September 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of December 31, 2020 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, Legacy Airspan and each of our subsidiaries (other than Dense Air Limited or any of its subsidiaries) as guarantors, entered into the Fortress Credit Agreement with Fortress. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. As of September 30, 2021, we were not in compliance with all applicable covenants under the Fortress Credit Agreement; however, we were granted a waiver from compliance for these covenants as of September 30, 2021 and prospectively for December 31, 2021. See Note 7 and Note 9 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Reports on Form 10-Q for further discussion on this agreement.

On August 13, 2021, we closed the Business Combination. In connection with the Closing, we issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes. As of September 30, 2021, we were not in compliance with all applicable covenants under the Fortress Convertible Note Agreement; however, we were granted a waiver from compliance with these covenants as of September 30, 2021 and prospectively for December 31, 2021. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of this agreement.

As of September 30, 2021, the Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $86.9 million, the majority of which have expected delivery dates during the next six months.

As of the date of this report, we believe our existing cash resources are sufficient to fund the cash needs of our business for at least the next 12 months.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash used in operating activities	$(45,313)	$(15,458)
Net cash used in investing activities	(4,287)	(1,159)
Net cash provided by financing activities	116,226	23,749
Net increase in cash, cash equivalents and restricted cash	66,626	7,132
Cash, cash equivalents and restricted cash, beginning of period	18,618	3,013
Cash, cash equivalents and restricted cash, end of period	$85,244	$10,145

Operating Activities

Net cash used in operating activities was $45.3 million for the nine months ended September 30, 2021, an increase of $29.8 million from net cash used in operating activities of $15.5 million for the nine months ended September 30, 2020. The increase is a result of $2.3 million less generated from working capital, $16.9 million less from results of our operations and a $10.6 million decrease in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $4.3 million for the nine months ended September 30, 2021, an increase of $3.1 million from $1.2 million for the nine months ended September 30, 2020 due to higher purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $116.2 million for the nine months ended September 30, 2021. This included $115.5 of net proceeds from the Business Combination, $0.5 million of net proceeds from the sale of Legacy Airspan Series H senior preferred stock, $0.1 million of proceeds from the issuance of Legacy Airspan Series H warrants and $78 thousand of proceeds from the exercise of stock options.

Net cash provided by financing activities was $23.7 million for the nine months ended September 30, 2020. This included $2.1 million from borrowings under long-term debt and $21.9 million of net proceeds from the sale of Legacy Airspan Series G senior preferred stock offset by $0.2 million of net repayments under a line of credit.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, net, impairment of long-lived assets, preferred stock warrants, share-based compensation and income taxes.

We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and may change as future events occur.

We believe the following critical accounting policies are dependent on significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We derive the majority of our revenue from sales of our networking products and software licenses, with the remaining revenue generated from service fees relating to maintenance contracts, professional services and training for our products. We sell our products and services to end customers, distributors and resellers. Products and services may be sold separately or in bundled packages.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of our contracts have multiple distinct performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and the customer can benefit from these individual goods or services either on their own or together with other resources that are readily available to the customer. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on its relative stand-alone selling price. The stand-alone selling prices are determined based on the prices at which we separately sell these products. For items that are not sold separately, we estimate the stand-alone selling prices using either an expected cost-plus margin or the adjusted market assessment approach depending on the nature of the specific performance obligation.

For all of our product sales, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment of the product. For product sales, we generally do not grant return privileges, except for defective products during the warranty period. Sales taxes collected from customers are excluded from revenues.

Revenue from non-recurring engineering is recognized at a point in time or over time depending on if the customer controls the asset being created or enhanced.

Revenue from professional service contracts primarily relates to training and other consulting arrangements performed by us for our customers. Revenues from professional services contracts provided on a time and materials basis are recognized when we have the right to invoice under the practical expedient as amounts correspond directly with the value of the services rendered to date.

Revenue from product maintenance contracts is recognized over time as our performance obligations are satisfied.

Revenue from software licenses is recognized when the software license is delivered to the customer. There are no further performance obligations once the software license is delivered to the customer.

Revenue related to shipping and handling activities is included in product revenues. Revenue related to the reimbursement of out-of-pocket costs are accounted for as variable consideration.

Intangible Assets, Net

Intangible assets, net includes Goodwill and Other Intangible Assets. Goodwill and intangible assets result primarily from business combination acquisitions. Our intangible assets include internally developed technology, customer relationships, trademarks and non-compete agreements.

Goodwill

Goodwill results primarily from business combination acquisitions. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, or more frequently if indicators of impairment are present, which are determined through a qualitative assessment. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the financial performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate is based on our debt structure, adjusted for current market conditions. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the fair value with its carrying amount. To the extent the carrying amount exceeds its fair value, an impairment charge of the reporting unit’s goodwill would be necessary. Our annual assessment date is December 31.

Other Intangible Assets

We have recorded other finite-lived intangible assets as a result of the Mimosa business combination. Our internally developed technology, customer relationships, trademarks and non-compete agreements are amortized utilizing an accelerated method over their estimated useful lives. When establishing useful lives, we consider the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. There is no residual value associated with our finite-lived intangible assets. We review our trade name assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

We review for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Impairment of long-lived assets.”

Impairment of long-lived assets

We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected undiscounted future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected undiscounted future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment of long-lived assets was recorded in the three and nine months ended September 30, 2021 or 2020, as a result of our assessments.

Convertible Notes

Concurrent with the Business Combination, we issued the Convertible Notes. Refer to Notes 3 and 10 for further discussion on the Convertible Notes. The Convertible Notes are accounted as a liability under the traditional convertible debt model and measured at amortized cost under ASC 470-20. We evaluated the guidance in ASC 815 and concluded the conversion option does not meet ASC 815-10-15-74(a) conditions as the conversion option is not considered indexed to our Common Stock. As a result the redemption feature and conversion option were bifurcated from the Convertible Notes and will be separately measured at fair value at each reporting period.

Common Stock Warrants and Post-Combination Warrants

NBA issued 11,500,000 Public Warrants and 545,000 Private Placement Warrants in connection with NBA initial public offering. The Common Stock Warrants entitle each holder to purchase one share of Common Stock at an exercise price of at $11.50 per share. As of September 30, 2021, 12,045,000 Common Stock Warrants are outstanding.

At closing of the Business Combination, we issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants issued pursuant to the Post-Combination Warrant Agreement include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of September 30, 2021, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

We evaluated the Common Stock Warrants and Post Combination Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Since the Common Stock Warrants and Post Combination Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Common Stock Warrant liabilities within the Consolidated Statements of Operations at each reporting date.

Share-based compensation

We apply ASC 718, Share-based Payments. ASC 718 requires awards classified as equity awards to be accounted for using the estimated grant date fair value. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the condensed consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the condensed consolidated statements of operations includes compensation expense for share-based awards granted based on the estimated grant date fair value. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

●	Expected Term — Expected term is estimated based on our prior five years of historical data regarding expired, forfeited or if applicable, exercise behavior.

●	Expected Volatility — Since we have limited historical basis for determining our own volatility, the expected volatility assumption was based on the average historical volatility of a representative peer group, which includes consideration of the peer company’s industry, market capitalization, state of life cycle and capital structure.

●	Expected Dividend Yield — The dividend yield assumption is based on our history and our expectation of no dividend payouts.

●	Risk-Free Interest Rate — The risk-free interest rate assumption is based upon observed interest rates appropriate for an equivalent remaining term equal to the expected life of the award.

Income taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authorities. We do not have any other material uncertain tax positions. We recognize interest accrued related to unrecognized tax benefits, if any in interest expense and penalties in operating expenses.

Recent Accounting Pronouncements

Refer to Note 2 of our unaudited condensed consolidated unaudited financial statements included in this filing for further information on Accounting Pronouncements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.  Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of NBA’s initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

We will remain an “emerging growth company” under the JOBS Act until the earliest of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) when we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Interest on the senior term loan under the Fortress Credit Agreement, commencing December 30, 2020, is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin, based on the respective level of our Net EBITDA Leverage Ratio.

The interest rate for Tranche 1 (the initial term loan) under the Fortress Credit Agreement is based on the level of our Net EBITDA Leverage Ratio. The initial applicable rate for Tranche 1 is set at Level V – which is the base rate plus 10.0% per annum, of which the margin cash component is 5.5% and the margin PIK component is 4.5%. With respect to Tranche 2, the relevant applicable rate is 5.0% and is payable monthly as interest paid in kind. (See Note 9 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.)

Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. Due to the economic effects of the COVID-19 pandemic, market interest rates have declined significantly, with the 30-day LIBOR rate remaining constant at 0.9% as of September 30, 2021. We cannot predict, however, whether or for how long interest rates will remain at these low levels.

During 2020, the interest rates charged under the PWB Facility ranged as follows:

●	revolving facility: from 6.0% to 7.0%;

●	term loan: from 7.75% to 8.75%; and

●	non-formula loan: from 6.0% to 8.75%.

During the first nine months of 2021, the interest rates charged under the Fortress Credit Agreement remained constant at:

●	Tranche 1: 11.5%; and

●	Tranche 2: 5.0%

On July 30, 2021, we entered into the Fortress Convertible Note Agreement, pursuant to which we issued $50.0 million aggregate principal amount of Convertible Notes. The stated rate of interest is 7% on the Convertible Notes, payable quarterly. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Rate Risk

The following table shows our revenue by currency as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. dollars	74.7%	71.4%	63.6%	69.6%
Japanese yen	22.0%	26.5%	33.8%	27.3%
Other	3.3%	2.1%	2.6%	3.1%
	100%	100%	100%	100%

Total Japanese yen denominated sales for the periods presented were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Japanese yen	JPY 942,552	JPY 999,069	JPY 4,604,881	JPY 2,632,998
Average exchange rate of $1 U.S. = JPY	110.02	104.61	107.38	105.51
U.S. dollar equivalent	$8,567	$9,551	$42,884	$24,955
If the average exchange rates used had been higher or lower by 10%, they would have decreased or increased the total Japanese yen denominated sale value by:	$779	$868	$3,898	$2,269

We expect the proportions of sales in Japanese yen to fluctuate over time although they were a small percentage of the total in all years. Our sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Our operating results are affected by movements in foreign currency exchange rates against the U.S. dollar, particularly the U.K. pound sterling and Israeli shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling or Israeli shekels.

During the nine months ended September 30, 2021 and 2020, we paid operating expenses in local currency of approximately 16 million pounds sterling (approximately $23 million) and 10 million pounds sterling (approximately $13 million), respectively. If during the nine months ended September 30, 2021 and 2020 the average exchange rates had been higher or lower by 10%, the pound sterling denominated operating expenses would have decreased or increased by $3 million and $1 million, during the nine months ended September 30, 2021 and 2020, respectively. None of these expenses were hedged.

During the nine months ended September 30, 2021 and 2020, we paid operating expenses in local currency of approximately 115 million Israeli shekel (approximately $35 million) and 107 million Israeli shekel (approximately $31 million), respectively. If during the nine months ended September 30, 2021 and 2020 the average exchange rates had been higher or lower by 10%, the Israeli shekel denominated operating expenses would have decreased or increased by $4 million and $3 million, during the nine months ended September 30, 2021 and 2020, respectively. None of these expenses were hedged.

Item 4. Controls and Procedures

Previously Reported Material Weakness

In light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, New Beginnings Acquisition Corp. reported a material weakness due to the failure of its disclosure controls and procedures to initially identify, evaluate and record properly its warrants, as described in its Form 10-K/A filed May 14, 2021.

In addition, in connection with Legacy Airspan’s financial statement close process for the years ended December 31, 2020 and 2019, a material weakness was identified occurred because (i) Legacy Airspan had inadequate processes and controls to ensure an appropriate level of precision related to its financial statement footnote disclosures, and (ii) Legacy Airspan did not have sufficient resources with the adequate technical skills to meet the emerging needs of its financial reporting requirements.

Management, with oversight from the Audit Committee of our board of directors (the “Board”),and the Board is in the process of implementing a remediation plan for this material weakness, including, among other things, hiring additional accounting personnel and implementing process level and management review controls to ensure financial statement disclosures are complete and accurate and to identify and address emerging risks.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the material weaknesses discussed above, our chief executive officer and chief financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 13 – Commitments and Contingencies in the Notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain litigation to which we are a party.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K (as amended) filed with the U.S. Securities and Exchange Commission (the “SEC”), or our registration statement on Form S-1 (the “Registration Statement”) as filed with the SEC on September 10, 2021, or under the heading “Risk Factors” in our prospectus as filed with the SEC on September 20, 2021 pursuant to Rule 424(b)(3), which is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Other than the additional risk factor detailed below, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the prospectus mentioned above which is accessible on the SEC’s website at www.sec.gov.

The inability of our supply chain to deliver certain key components could materially adversely affect our business, financial condition and results of operations.

Our products contain a significant number of components that we source globally, including from Vietnam and Malaysia. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our customer order delivery timelines and could incur significant additional expenses for expedited freight and other related costs. Our supply chain has been, and may continue to be, adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions or natural occurrences, such as the ongoing disruptions from the COVID-19 pandemic. As a result of COVID-19, we have experienced delays in supply chain deliveries, extended lead times and shortages of key components, some raw material cost increases and slowdowns at certain production facilities. These disruptions have delayed and may continue to delay the timing of some orders and expected deliveries of our products. Certain of our customer contracts contain penalties for late or incomplete deliveries. These supply chain disruptions and delays may, in turn, cause us to be unable to make timely or complete deliveries to our customers, which may expose us to those penalties. Further, supply chain disruptions could result in longer lead times, inventory supply challenges and further increased costs, which could harm our ability to compete for future business. Accordingly, we remain subject to significant risks of supply chain disruptions or shortages, which could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Contemporaneously with the execution of the Business Combination Agreement, the PIPE Investors entered into certain subscription agreements, pursuant to which such investors agreed to subscribe for and purchase an aggregate of 7,500,000 shares of Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $75,000,000. At the Closing, we consummated the sale of such shares.

On July 30, 2021, we entered into the Fortress Convertible Note Agreement, pursuant to which, on August 13, 2021, in connection with the Closing, we issued $50,000,000 aggregate principal amount of Convertible Notes, which are convertible into shares of our Common Stock.

We issued the securities in the foregoing transactions under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act of 1933, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with our transfer agent). The parties also had adequate access, through business or other relationships, to information about us.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on August 19, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on August 19, 2021)

4.1	Warrant Agreement dated August 13, 2021 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to Form 8-K filed with the SEC on August 19, 2021)

10.1	Amended and Restated Registration Rights and Lock-Up Agreement, dated as of August 13, 2021 by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Airspan named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 19, 2021)

10.2	Stockholders Agreement, dated as of August 13, 2021, by and among the Company and certain stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on August 19, 2021)

10.3	Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents, dated as of August 13, 2021, by and among the Company, Airspan Networks Inc., certain of its subsidiaries, as guarantors, DBFIP ANI LLC, as administrative and collateral agent, and the holders of the Convertible Notes party thereto (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on August 19, 2021)

10.4	Joinder Agreement, dated as of August 13, 2021, by Airspan Networks Holdings Inc. and the guarantors party thereto to DBFIP ANI LLC, in its capacities as administrative agent, collateral agent and trustee for the holders of the Convertible Notes (incorporated by reference to Exhibit 10.48 to Form 8-K filed with the SEC on August 19, 2021)

10.5	Senior Secured Convertible Note Purchase and Guarantee Agreement, dated July 30, 2021, by and among the Company, Artemis Merger Sub Corp., DBFIP ANI LLC, as agent, collateral agent and trustee and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on August 19, 2021)

10.6	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the SEC on May 14, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2021.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)