Form 10-K
period 2021-12-31
Airspan Networks Holdings Inc.
filed 2022-04-08
CIK 1823882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-39679

Airspan Networks Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-2642786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Yamato Road, Suite 310, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 893-8670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common stock, par value $0.0001 per share	MIMO	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	MIMO WS	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $12.50 per share	MIMO WSA	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $15.00 per share	MIMO WSB	NYSE American, LLC
Warrants, exercisable for shares of common stock at an exercise price of $17.50 per share	MIMO WSC	NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates, computed by reference to the closing sales price of $10.00 reported on the NYSE American, LLC, was $115,000,000.

As of April 5, 2022, 72,335,952 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Documents incorporated by reference

None.

AIRSPAN NETWORKS HOLDINGS INC.
Annual Report on Form 10-K
Table of Contents

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our expected financial and business performance;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our products;

●	demand for our products and the drivers of that demand;

●	our estimated total addressable market and other industry projections, and our projected market share;

●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing relationships;

●	our ability to enter into production supply agreements with customers, the terms of those agreements, and customers’ utilization of our products and technology;

●	our expected reliance on tier 1 customers;

●	developments and projections relating to our competitors and industry, including with respect to investment in 5G networks;

●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future and that we will incur increased expenses as a public company;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and industry and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities;

●	anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

●	expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy our liquidity needs; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the ability to maintain the listing of our securities on the NYSE American or any other exchange;

●	the price of our securities may be volatile due to a variety of factors, including changes in the industries in which we operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

●	the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate;

●	the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so;

●	the risk that we do not achieve or sustain profitability;

●	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

●	the risk that we experience difficulties in managing our growth and expanding operations;

●	the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations;

●	the risk of product liability or regulatory lawsuits or proceedings relating to our products and services;

●	the risk that we are unable to secure or protect our intellectual property; and

●	other risks and uncertainties described in this Annual Report, including those under the section entitled “Risk Factors.”

RISK FACTOR SUMMARY

Our business is subject to numerous material and other risks. These risks are described more fully in the section entitled “Risk Factors.” The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operation and future prospects. These risks include, among others:

●	Risks related to our business and industry, including that:

●	We have incurred losses and may continue to incur substantial losses and negative operating cash flows and may not succeed in achieving or maintaining profitability in the future.

●	Any reduction in expenditures by communications service providers could have a negative impact on our results of operations.

●	The introduction of new products and technology, and in particular 5G products, and managing the transition from legacy products, is key to our success, and if we fail to predict and respond to emerging technological trends and network operators’ changing needs, we may be unable to remain competitive.

●	Competition from larger, better-capitalized or emerging competitors could result in price reductions, reduced gross margins and loss of or diminished growth of market share.

●	We currently depend on a few key customers for a substantial percentage of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

●	Many of our customers execute short-term purchase orders or contracts that allow our customers to terminate the agreement without significant penalties.

●	We are exposed to the credit risk of our channel partners, which could result in material losses.

●	Our sales cycle is typically long and unpredictable, making it difficult to accurately predict inventory requirements, forecast revenues and control expenses.

●	We make estimates relating to customer demand and errors in our estimates may have negative effects on our inventory levels, revenues and results of operations.

●	Since we incur most of our operating expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

●	We rely on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality.

●	The inability of our supply chain to deliver certain key components could materially adversely affect our business, financial condition and results of operations.

●	We must often establish and demonstrate the benefits of new and innovative offerings to customers, which may take time and significant efforts that may not ultimately prove successful.

●	Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our business, operating results and financial condition.

●	We may not be able to detect errors or defects in our solutions until after full deployment and product liability claims by customers could result in substantial costs.

●	A material defect in our products that either delays the commencement of services or affects customer networks could seriously harm our credibility and our business, and we may not have sufficient insurance to cover any potential liability.

●	A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

●	Risks associated with ongoing inflation and increasing oil and gas prices could adversely affect our business, financial condition and results of operations.

●	We may not secure additional liquidity required to meet our obligations on a timely basis, to satisfy our debt covenants or to attain profitable operations.

●	We have substantial indebtedness and are highly leveraged, which could adversely affect our business.

●	We may need additional capital in future periods and our ability to access capital on acceptable terms could decrease significantly and may adversely affect our results of operations and/or business prospects.

●	We will have broad discretion over the use of proceeds from the exercise of our warrants and options to purchase our Common Stock, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.

●	Risks related to our intellectual property, including that:

●	We may not have adequate protection for our intellectual property, which may make it easier for others to misappropriate our technology and enable our competitors to sell competing products at lower prices and harm our business.

●	Infringement claims are common in our industry and third parties, including competitors, have and could in the future assert infringement claims against us or our customers that we are obligated to indemnify.

●	We may be subject to damages resulting from claims that our employees or contractors have wrongfully used or disclosed alleged trade secrets of their former employees or other parties.

●	Risks related to laws and regulations, including that:

●	Changes in telecommunications regulation or delays in receiving licenses could adversely affect many of our customers and may lead to lower sales.

●	If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

●	Risks related to our securities, including that:

●	If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

●	We qualify as an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	Our warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.

●	General risks, including that:

●	Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our products and services.

●	We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our 4G and 5G products and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

v

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

Pursuant to the Business Combination Agreement, on the Closing date, (i) New Beginnings changed its name to “Airspan Networks Holdings Inc.” and (ii) shares of Legacy Airspan capital stock issued and outstanding immediately prior to the Closing (including shares of Legacy Airspan capital stock issued pursuant to the net exercise of warrants to purchase Legacy Airspan capital stock, but excluding shares of Legacy Airspan restricted stock that were not Legacy Airspan accelerated restricted stock) were automatically converted into and became the right to receive 59,726,486 shares of Airspan Networks Holdings Inc. common stock (the “Common Stock”) and 9,000,000 of our Post-Combination Warrants (as defined below).

PART I

Item 1. Business

Airspan Networks Holdings Inc. (“Airspan”, the “Company”, “we” or “us”) is a designer and producer of wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations.

Overview

We are a U.S. headquartered, award-winning technical leader, in the 4G and 5G Radio Access Network (“RAN”) and broadband access solutions market. We offer a broad range of software defined radios, broadband access products and network management software to enable cost-effective deployment and efficient management of mobile, fixed and hybrid wireless networks. Our customers include leading mobile communications service providers (“CSPs”), large enterprises, military communications integrators and internet service providers (“ISPs”) working to deliver high-capability broadband access to numerous markets. Our mission is to disrupt and modernize network total cost of ownership (“TCO”) models. We aim to lower costs for customers throughout the product lifecycle, from procurement through commissioning and ongoing operating costs. We have been pioneering wireless technology for over 20 years and are distinguished by our deep customer relationships, innovative product design capabilities and expertise in solving technical challenges at the network edge, where a device or local network interfaces with the Internet or other networks.

In 4G mobile networks, we established ourselves as an expert in network densification by focusing on solving the problems associated with physically locating, installing and commissioning networks consisting of hundreds of thousands of small cells as an alternative and supplement to macro cell-based networks. Software-defined and cost-optimized radio platforms, self-organizing/optimization algorithms and minimum power consumption have been critical to our 4G business and are expected to be even more critical to the deployment and expansion of new 5G networks. As an early leader in 5G OPEN-RAN standards, we have worked to unbundle the monolithic network architectures previously dominated by large incumbent suppliers such as Huawei Technologies Co., Ltd. (“Huawei”), Telefonaktiebolaget LM Ericsson (“Ericsson”) and Nokia Corporation (“Nokia”). As a foundational member of the 5G ecosystem, we work closely with wireless operators, chipset suppliers and infrastructure vendors around the world on 5G developments, trials, pilots and initial 5G deployments.

We started our business in digital wireless access, primarily voice services, rapidly becoming a leader in high performance wireless data networks. Our acquisition of Mimosa Networks in 2018 strengthened our position in today’s rapidly expanding wireless broadband access market. Mimosa’s capabilities and innovation in wireless broadband point-to-point and point-to-multipoint networks strengthened our disruptive position in the mobile 4G/5G network densification space and expanded our existing North American presence with an engineering center in Silicon Valley. Mimosa’s channel-led sales strategy enhances the distribution of our existing products for specific vertical markets, such as private 4G and 5G and applications in citizens broadband radio service (“CBRS”).

The Wireless Communications Industry

The wireless industry has evolved from Marconi’s 1897 18-mile communication to a tugboat to high speed mobile broadband. Launched in 2002, 3G cellular technology networks provided connectivity to access the World Wide Web from mobile devices and high-powered smart phones and apps began to change the way we live. Launched in 2010, higher speed 4G networks introduced the concept of mobile broadband, connected enterprise applications to cloud computing and began to modernize the way people communicate, interact and work. Presently, 5G networks, with up to 100 times the speed and as little as 10% of the latency (network edge turnaround time) of 4G networks, are expected to be foundational to the development and expansion of autonomous vehicles, telemedicine, live ultra-high definition video streaming, cloud gaming, edge computing and numerous industrial applications, such as augmented reality and robotics for smart manufacturing, supply chain automation and military and defense applications.

Over the next ten years, we believe that 5G networks will become increasingly common across much of the globe, an expansion that will require substantial investment from stakeholders. Operators will need to invest in spectrum rights, network equipment and deployment well in advance of realization of any increase in revenues from the new capabilities that 5G networks offer. Airspan is working with leading global service providers and enterprises in the mobile and fixed wireless access (“FWA”) ecosystems to develop, commercialize and accelerate the availability of Open Standard 5G solutions that enable cost-efficient initial deployment and then, based on such open standards, allow those networks to efficiently adapt and grow in response to the emerging applications that are expected to generate increased revenue streams to recoup such network investments.

Business Strategy

Our mission is to disrupt and modernize network TCO models, providing innovative solutions that meet specific application requirements at the network edge. In support of this mission, we pursue a strategy focused on customer responsiveness, technology leadership and excellence in execution.

●	Industry Relationships. We have relationships with some of the world’s most innovative Tier-1 CSPs including SoftBank, Reliance Jio and Rakuten. We have helped specialized private network operators like GoGo (in-flight internet) and McLaren (automotive connectivity) to address the challenges associated with high speed cellular networks. We have worked closely with leading edge technology companies such as Qualcomm Incorporated and Quantenna Communications Inc. In partnership with these customers and suppliers, we have helped to address the challenges of next generation RAN deployments at scale, while building a portfolio of solutions to help innovators deploy novel and innovative networks, augmenting our technology portfolio, creating greater visibility into our end markets and informing our product development road map.

●	Technology Leadership. We have focused on software-defined RAN technology for over 20 years, while developing the skills and discipline needed to respond to near-term customer-driven opportunities without deviating from our long-term product roadmaps. We have learned how to rapidly incorporate the experiential learning represented by over one million deployed cells. That has resulted in a unified software code base and a finely tuned library of low cost and high-performance radio frequency (“RF”) subsystems across our company. Today, we employ over 400 engineers with deep expertise in 5G New Radio (“NR”), long-term evolution (“LTE”), LTE-Advanced, orthogonal frequency division multiple access (“OFDMA”), Wi-Fi and VoIP, and are a leader in OPEN-RAN software with a track record of continuous innovation at the network edge. We hold 180 issued and 76 pending patents, including US patents and various foreign counterparts.

●	Excellence in Execution.

Speed - We develop innovative RAN solutions that address our customers’ specific deployment challenges at the network edge, by anticipating the challenge in our roadmap, rapid prioritization, unified software and hardware project teams and then by accessing a single code base and a proven library of RF subsystems.

Efficiency - Hardware production is 100% outsourced to world class manufacturing partners such as Foxconn in Vietnam and Cape in Malaysia and delivered by a third-party logistics network with worldwide reach.

Experience - Our management and engineering teams have worked together for over 20 years in a challenging international market on the kinds of opportunities and challenges our 5G customers are facing.

Products

We offer a complete range of 4G and 5G network build and network densification products with an expansive portfolio of software and hardware tools for indoor and outdoor, compact femto, pico, micro and macro base stations, as well as an industry leading 802.11ac and 802.11ax fixed wireless access and backhaul solution portfolio for point-to-point and point-to-multipoint applications. Our solutions help network operators monetize the potential of 4G and 5G technologies and use cases and, in addition, allow enterprises to establish their own private networks especially in 5G, where dedicated spectrum has been allocated. The table below summarizes our product categories:

5G Product Family	Description
Air5G 5700	Outdoor Sub-6GHz Radio Unit (RU) supporting 32x32 massive MIMO array, Split 7.2x
Air5G 7200	Outdoor mmWave Macro RDU (Radio Unit (RU) and Distributed Unit (DU)) with an integrated 128x128 antenna array, Split 2
AirU / AirDU	Outdoor Sub-6GHz Macro Radio Unit (RU) and Macro RDU (Radio Unit (RU) and Distributed Unit (DU)) consists of 4x4 or 8x8 antennas, each transmit in high power (40W per channel), Split 7.2x or split 2
AirStrand2900	Outdoor Sub-6GHz dual sector strand-mounted full gNB with DOCSIS backhaul
AirSpeed2900	Outdoor Pico cell Sub-6GHz dual sector full gNB
AirSpeed1900	Outdoor Pico cell Sub-6GHz single sector full gNB
AirVelocity 2700	Indoor Sub-6GHz Radio Unit (RU), with integrated or external antenna, Split 7.2x
AirVelocity 6200	Indoor mmWave RDU (Radio Unit (RU) and Distributed Unit (DU)) with an integrated 64x64 antenna array, Split 2
AirStar1900	Indoor Sub-6GHz dual sector (to cover both indoor and outdoor) full gNB
AirVelocity1900	Indoor Sub-6GHz single sector full gNB

SW Product Family	Description
4G eNb SW	Full SW package including L1, L2, L3 and management and control needed to operate the eNb
5G RU SW	SW to operate the RU. In Split 7.2x consist of the L-PHY
5G DU SW	Includes the H-PHY and L2, running in the gNb or on a server
5G CU SW	Includes the L3, running in the gNb or on a server
5G ACP SW	The management SW controlling the system components (HW and SW)

4G Product Family	Description
AirHarmony	Outdoor Mini-Macro, 2x 20W Tx power
AirSpeed	Outdoor dual sector/carrier Pico cell up to 10W Tx power
AirStrand	Outdoor strand-mounted, with DOCSIS backhaul, Pico Cell
AirVelocity	Enterprise/Residential indoor Small Cell
AirUnity	Indoor small cell (dual sector) with integrated LTE relay backhaul
AirDensity	Indoor small cell (single sector) with integrated LTE relay backhaul

Point To Point (“PTP”) Product Family	Description
B series	High reliability PTP link supporting various bands and with various antenna options.
C series	Affordable integrated PTP and PTMP CPE device with flexible antenna connectivity for unlicensed frequency support.

Point to Multi Point (“PTMP”) Product Family	Description
A series	Access Point for urban/suburban MicroPoP PTMP and broadband deployments with flexible antenna connectivity for unlicensed frequency support. Supports C5x and C5c CPEs.

PTP/PTMP SW Product Family	Description
MMP	Full element management and monitoring software for PTP & PTMP devices, for on-premises hosting, private clouds and virtualization.
Mimosa Cloud	Cloud device monitoring software service for PTP & PTMP devices.
Install App	Android App software to assist with subscriber device and service installation and activation.

Seasonality

We generally have lower sales in the first quarter of the calendar year than the final quarter of the preceding year.

Regulation

In addition to regulations of general application to global business, we are subject to a number of regulatory requirements specific to the wireless communications industry. Our products are subject to rules relating to radio frequency spectrum allocation and authorization of certain radio equipment promulgated by the Federal Communications Commission or the National Telecommunications and Information Administration.

The applicable regulatory agency in each jurisdiction adopts regulations to manage spectrum use, establishes and enforces priorities among competing uses, limits harmful radio frequency interference and promotes policy goals such as broadband deployment. These spectrum regulations regulate allocation, licensing and equipment authorizations. Since our customers purchase devices to operate in specific spectrum bands allocated by the regulatory authorities, our products must meet the technical requirements set forth for such spectrum allocation(s).

In some bands, the operator must seek prior regulatory authority to operate using specified frequencies, and the resulting spectrum license authorizes the licensee, for a limited term, to operate in a spectrum consistent with licensed technical parameters within a specified geographic area. We design and manufacture our products to comply with these technical parameters.

Our products generally are subject to compliance testing prior to approval, and, as a condition of authority in each jurisdiction, we must ensure that our products have the proper labels and documentation specifying such authority. We generally use telecommunications certification bodies to obtain certification for our devices in each jurisdiction in which we intend to market and sell our products.

Competition

We compete in two broad markets: mobile RAN equipment and services and wireless broadband access. We compete with large direct competitors in the RAN market such as Huawei, ZTE Corporation, Ericsson, Nokia and Samsung Group as well as smaller players such as Altiostar USA, Parallel Wireless Inc., Inseego Corp, KMW Co Ltd and Casa Systems, Inc. In the broadband market, we have direct competitors as well as competing access technologies. The competing technologies include wireline Digital Subscriber Line (“DSL”), fiber, cable and satellite. Direct wireless broadband competition includes Cambium Networks, Proxim Wireless Corporation, Ubiquiti Inc., Ruckus Networks, a division of CommScope Inc., and many other smaller companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

When competing with the large incumbents for business in 4G networks, we rely on software centric small cell experience to provide densification solutions that fit under our larger end-to-end competitors’ macro cell architectures. Our 4G market has been limited to customers with severe capacity restrictions such as Sprint and Reliance that are difficult to address without massive densification. As 5G technology becomes more prevalent across the markets in which we operate, software and small cell-centric disaggregation of networks via O-RAN standards, instead of large macro-centric networks, allows us to take advantage of our competitive strengths, with increased access to CSPs utilizing 5G disaggregation to drive network buildout and to lower their overall operating costs. While we have an advantage within the O-RAN disaggregation market with both software modules and radio equipment based on our years of end-to-end RAN experience, we will have to continue innovation in access edge solutions, as software-only competitors such as Altiostar and Mavenir begin integration with commercial off-the-shelf radios and the larger incumbents such as Ericsson and Nokia invest time and resources into network disaggregation solutions.

Competing Technologies

Today, broadband connections can be provided with or without voice services by a number of competing access technologies. While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from those parts of the network through the access portion to the end-user as fast as the end-user’s connection to the network will permit. Many traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements, a number of alternative solutions have emerged. Below we have identified those solutions that we believe, for a variety of technological and economic reasons, compete most directly with the broadband wireless solutions we offer. Rural areas generally have fewer copper and wired infrastructures in existence. For this reason, we believe we have a particular competitive edge in rural and developing markets.

The performance and coverage area of our wireless systems are dependent on some factors that are outside our control, including features of the environment such as the amount of clutter (natural terrain features and man-made obstructions) and the available radio frequencies. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

Wired Digital Subscriber Lines. Broadband access is provided today by wired technologies using both copper and fiber. Copper is used most often in residential broadband access systems.

DSL technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited in all networks by both the quality of the available copper, which for many providers is a large percentage of their copper network, and by the maximum transmission distance (approximately five kilometers from the subscriber to the service provider’s switching equipment in many instances) of wired DSL technology. In many instances, a substantial portion of an operator’s copper network is unsuitable for DSL transmission.

Fiber technology allows an operator to deliver video, voice and data capabilities over an optical fiber medium that can deliver very high capacity to end-users. Because of the high costs associated with its deployment, fiber is used primarily for broadband access for businesses. It is most economically deployed in urban and suburban environments where business and residents create very high demand for services over broadband, and end-users can afford the relatively high tariffs charged by operators to provide fiber-based connectivity.

Cable Networks. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Cable coverage, which is not available in many countries, may limit the growth of this segment as a broadband access medium.

Satellite Networks. For a variety of technological and economic reasons, satellite technologies have not presented the most direct competitive challenge to the fixed wireless access systems we offer. We believe that newer Low Earth Orbit (“LEO”) systems will eventually find a role in remote access but will be vulnerable to the spread of terrestrial broadband facilities driven in part by the need for very low latency, high speed backhaul for ubiquitous 5G networks.

Customers

Our customers are principally network operators, who provide their customers with fixed, nomadic and portable broadband solutions, as well as backhaul and bridging solutions and mobile access solutions. Our customers today can generally be described as follows:

●	Fixed and mobile carriers looking to provide high speed triple-play broadband services to a wide customer base;

●	Energy, utility and enterprise and data centric carriers where high speed connectivity is required between locations with a variety of private networking capabilities;

●	Military, defense and public safety network operators providing wireless connectivity across a broad range of applications; and

●	Wireless ISPs that operate in areas where other carriers choose not to offer broadband access services.

We began shipping our products in 1996.

Our contracts with our customers typically provide for delivery of products and services, including training, radio planning and maintenance we provide. Our contracts sometimes include installation and commissioning, which are generally provided by subcontractors. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

Our contracts are generally non-exclusive and may contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Our three largest customers have accounted for a substantial majority of our sales in the two years ended December 31, 2021 and 2020. Our top three customers accounted for 63% and 69% of revenue in 2021 and 2020, respectively. See Note 2 of the notes to the audited financial statements included in this Annual Report.

Sales and Marketing

We sell our systems and solutions through our direct sales force and through independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. In certain markets, including those in which our Mimosa business operates, we also sell through independent agents, resellers, distributors and system integrators who target network operators and other customers. We also sell our products to OEMs who may sell our products under their names.

Our marketing efforts are focused on network operators and ISPs that provide voice and data or data-only communications services to their customers. Through our marketing activities, we provide technical and strategic sales support including in-depth product presentations, network design and analysis, bid preparation, contract negotiation and support, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

A high level of ongoing service and support is critical to our objective of developing long-term customer relationships. To facilitate the deployment of our systems, we offer our customers a wide range of implementation and support services, including spectrum planning and optimization, post-sales support, training, a helpline and a variety of other support services.

Our subcontractors, who have the expertise and ability to professionally install our products, perform most major installations and commissioning. This enables us to efficiently manage fluctuations in the volume of installation work.

As of December 31, 2021, we had 239 full-time employees and contractors worldwide dedicated to sales, marketing and customer service.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret law and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property laws afford limited protection. Certain rights held by us and our subsidiaries may provide us with competitive advantages, even though not all of these rights are protected under intellectual property laws. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission.

Through the development of our products, we have generated a significant patent portfolio. As of December 31, 2021, our development efforts have resulted in 180 separate patents granted (includes U.S. patents and various foreign counterparts), with a further 76 currently pending (includes U.S. patents and foreign counterparts) applications. To improve system performance and reduce costs, we have developed custom integrated circuits that incorporate much of our intellectual property as well as a large library of AI base software modules which are key elements of our wireless solutions.

United States patents are currently granted for a term of 20 years from the date a patent application is filed. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for wireless transmission techniques and antenna technologies with a particular emphasis on high speed mobility and power efficiency.

United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We register our trademarks in a number of other countries where we do business.

Manufacturing

We subcontract all of our manufacturing to third party subcontract manufacturing service providers. These providers offer full service manufacturing solutions, including assembly, integration, test, prototyping and new product introduction. The following is an overview of where our products are manufactured.

●	Our 4G and 5G product families are all currently produced with Foxconn in their Vietnam facilities.

●	Our Mimosa product range is currently produced in Malaysia with Cape Manufacturing (M) Sdn. Bhd. of the Cape Group of Companies.

●	We also contract with smaller contract manufacturers for early life prototyping and engineering samples.

Our agreements with our manufacturing subcontractors are non-exclusive and may be terminated by either party generally on six months’ notice without significant penalty. Other than component purchase liability as a consequence of authorized forecasts we provide, we do not have any agreements with our manufacturing subcontractors to purchase any minimum volumes. Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement, functional test support and quality control. All products are routed to customers via one of our third-party logistics partners.

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience and have experienced significant delays in shipping our products while we seek other sources. The COVID-19 pandemic had a significant impact on our supply chains, adversely affecting product supply and delivery to our customers. Future pandemic induced lockdowns continue to be a risk to the supply chain. As a further consequence of the COVID-19 pandemic, component lead times are extending as demand exceeds supply on certain components, including semiconductors, and have caused the costs of components to increase. This has caused us to extend our forecast horizon with our contract manufacturing partners and has increased the risk of supplier delays. We cannot at this time accurately predict what effects, or the extent, the COVID-19 pandemic will have on our 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

Human Capital Resources

Employee Overview

Our employees are instrumental in helping inspire us to achieve our goals. They bring a wide range of talents, experience and perspectives to drive our business. We are an equal opportunity employer, and it is our policy to make employment decisions and opportunities based on merit, qualifications, potential and competency.

As of December 31, 2021, we had 749 full-time equivalent employees based primarily in the United Kingdom, India, Israel and the United States. We also engage numerous consultants and contractors to supplement our permanent workforce. We believe that we generally have good relationships with our employees. None of our employees are subject to a collective bargaining agreement or represented by a labor union, nor have we experienced any work stoppages.

Talent and Human Capital Management

We believe that human capital management is an important component to our continued growth and success, and is critical to our ability to attract, retain and develop talented and skilled employees.

Our human capital is governed by employment regulations in each country in which we operate. We monitor key employment activities, such as hiring, termination and pay practices to ensure compliance with established regulations across the world. Attracting, developing and retaining the best people globally is critical to our long-term success.

Diversity and Inclusion

We believe in attracting, developing and retaining diverse teams. We embrace diversity and inclusion and strive to provide an environment rich with diverse skills, backgrounds and perspectives.

Incentive Plans

The principal purpose of our incentive plans is to increase stockholder value by attracting, retaining and motivating high value personnel through the granting of equity and non-equity-based compensation awards. The incentive plans are designed to motivate individuals to perform to the best of their abilities to achieve our short and long term objectives.

Corporate Information

We were incorporated under the laws of the State of Delaware on August 20, 2020 under the name New Beginnings Acquisition Corp. Upon the Closing, we changed our name to Airspan Networks Holdings Inc. Our principal executive offices are located at 777 Yamato Road, Suite 310, Boca Raton, Florida 33431 and our telephone number is (561) 893-8670. Our main operations, manufacturing and product development centers are located in Santa Clara, California, Slough, United Kingdom, Airport City, Israel, Mumbai and Bangalore, India and Tokyo, Japan. Our website address is www.airspan.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties. The occurrence of one or more of the events or circumstances described in this section “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our securities. Such risks include, but are not limited to:

Risks Related to Our Business and Industry

We have incurred losses and may continue to incur substantial losses and negative operating cash flows and may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses and negative cash flows since incorporation, and as of December 31, 2021, we had an accumulated deficit of $765.9 million. We anticipate that we will continue to experience negative cash flows and net losses at least through 2022. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing departments as well as competitive pressures. We expect to continue to devote resources to these areas and, as a result, we will need to increase our quarterly revenues or further decrease our operating expenses to achieve and maintain profitability. We cannot be certain that we will achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

Any reduction in expenditures by communications service providers could have a negative impact on our results of operations.

Our products are sold to telecommunications carriers, service providers and telecommunications network operators. A decline in our customers’ capital spending may reduce our sales, increase the need for inventory write-offs and increase our losses and our requirements for additional working capital, which may not be readily available to us. This could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operations and stock price. Further, the number of carriers and service providers that are our potential customers may not grow or may decline as a result of, among other things, the substantial capital requirements needed to establish networks and the limited number of licenses granted in each country.

The introduction of new products and technology, and in particular 5G products, and managing the transition from legacy products, is key to our success, and if we fail to predict and respond to emerging technological trends and network operators’ changing needs, we may be unable to remain competitive.

The wireless broadband market is generally characterized by rapidly changing technology, changing needs of network operators, evolving regulations and industry standards and frequent introductions of new products and services. Currently, the race to introduce 5G products and technology is driving rapid changes in our industry. Historically, new product introductions have been a key driver of our revenue growth. To succeed, we must effectively anticipate and adapt in a timely manner to network operator requirements and continue to develop or acquire new products and features that meet market demands, technology trends and evolving regulatory requirements and industry standards. Our ability to keep pace with technological developments, such as 5G and LTE, satisfy increasing network operator requirements, and achieve product acceptance depends upon our ability to enhance our current products and develop and introduce or otherwise acquire the rights to new products on a timely basis and at competitive prices. The process of developing new technology is complex and uncertain, and the development of new products and enhancements typically requires significant upfront investment and commitment of resources, which may not result in material improvements to existing products or result in marketable new products or cost savings or revenues for an extended period of time, if at all. We are currently investing in the development of products and technology for the 5G standard once it is generally adopted in our target markets. There can be no assurance we will successfully address the new 5G standard in a timely manner or that our products will achieve market acceptance. Network operators have delayed, and may in the future delay, purchases of our products while awaiting release of new products or product enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices. If we fail to anticipate industry trends and evolving regulations by developing or acquiring rights to new products or product enhancements and timely and effectively introducing such new products and enhancements, or network operators do not perceive our products to have compelling technological advantages, our business would be materially adversely affected.

Competition from larger, better-capitalized or emerging competitors could result in price reductions, reduced gross margins and loss of or diminished growth of market share.

We compete in a rapidly evolving, highly competitive and fragmented market. We now compete with companies that are producing both mobile and fixed wireless communications systems, wired DSL, cable networks, fiber optic cable, certain satellite technologies and other new entrants to this industry, as well as traditional communications companies. General anticipated increases in capital spending on 5G applications may result in new competitors entering the markets in which we sell our products. Competitors vary in size and resources and in products and services offered. With respect to the wireless solutions for 4G and 5G networks we offer today, we believe we compete directly with Altiostar, Cambium, Casa, Ciena, Ericsson, Huawei, KMW, Mavenir, Nokia, Parallel Wireless, Samsung and Sercom, and with a number of smaller privately-held companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

Many of our competitors are substantially larger than us and have significantly greater financial, sales and marketing, technical, manufacturing and other resources as well as more established distribution channels and greater name recognition. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements than we can and can devote greater resources to attempting to influence the composition of future technological standards. They may also be able to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors have made or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features. In addition, large customers are sometimes reluctant to base an important line of business on equipment purchased from a smaller vendor such as us. In addition, both larger and smaller communications service providers may also decide to wait to see how a new technology develops before committing any significant resources to deploying equipment from a particular supplier. We believe this tendency to “wait and see” with respect to new technology affects the consumer market, resulting in increased customer caution on purchases of new technology.

We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our systems. This and other factors could result in lower revenues or a loss of market share, which could cause our stock price to fall.

We currently depend on a few key customers for a substantial percentage of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a majority of our revenues from fewer than five customers.

In 2021 and 2020, approximately 63% and 69%, respectively, of our revenues were derived from our top three customers by revenue. We believe that there are certain economies of scale inherent in our business. Accordingly, if we lose one or more significant customers and are unable to replace the revenue previously generated by those customers, our gross profit margins, profitability and efforts to preserve cash resources could be materially negatively affected.

The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a relatively small number of key customers in the foreseeable future. In general, our contracts with our larger customers often involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. We cannot assure you that, once a contract is fulfilled, the customer will purchase new products or services from us. We must, therefore, continually seek new customers in order to increase our revenue, and there can be no assurance that we will be successful in doing so.

Many of our customers execute short-term purchase orders or contracts that allow our customers to terminate the agreement without significant penalties.

Our contracts and purchase orders are separately negotiated with each of our customers and the terms vary widely. A majority of our customers execute only short-term purchase orders for a single system or a small number of systems at one time instead of long-term contracts for large-scale deployment of our systems. These contracts and purchase orders do not ensure that our customers will purchase any additional products beyond those specifically listed in the order.

Moreover, since we often believe that these purchase orders may represent the early portion of longer-term customer programs, we often expend significant financial, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs, we may be unable to recover the costs we incur and our margins could suffer.

In addition, our typical contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may require certain shipment, delivery and installation commitments on our part. If we fail to meet these commitments, our customer contracts typically permit the customer to terminate the contract or impose monetary penalties on us.

We are exposed to the credit risk of our channel partners, which could result in material losses.

Our Mimosa products generate revenues through sales to our distributors. Distributors may not have the resources required to meet payment obligations, or may delay payments if their end customers are late making payments. Mimosa’s exposure to credit risks of its channel partners and their end customers may increase if such entities are adversely affected by global or regional economic conditions. Given the broad geographic coverage of Mimosa’s distributor relationships, Mimosa has in the past and may in the future experience difficulties surrounding the collection of payments. Any significant delay or default in the collection of Mimosa’s accounts receivable could result in the need for us to obtain working capital from other sources.

Our sales cycle is typically long and unpredictable, making it difficult to accurately predict inventory requirements, forecast revenues and control expenses.

Our sales cycle can range from three to 18 months and varies by customer. The length of the sales cycle with a particular customer may be influenced by a number of factors, including the commitment of significant cash and other resources associated with the purchase, lengthy testing and evaluations, and regulatory and licensing requirements on the part of the customer. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new and/or competing technologies, or wait for new products or technologies to come to market. We expect that our sales cycles will continue to be long and unpredictable, and, as the average order size for our products increases, our customers’ processes for approving purchases may become more complex and lead to an even longer sales cycle. Accordingly, it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with accurate lead-time to ensure that they have sufficient inventory on hand to meet our orders. Therefore, our sales cycle impairs our ability to recognize and forecast revenues and control expenses.

We make estimates relating to customer demand and errors in our estimates may have negative effects on our inventory levels, revenues and results of operations.

We have historically been required to place firm orders or binding forecasts for products and components with our suppliers to ensure that we are able to meet our customers’ demands. These commitments to our suppliers may be placed up to six months prior to the anticipated delivery date based on our existing customer purchase commitments and our forecasts of future customer demand. Our sales process requires us to make multiple forecast assumptions relating to expected customer demand, each of which may introduce error into our estimates, causing excess inventory to accumulate or a lack of product supply when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we have sometimes had excess inventory, which has increased our net losses. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we may lose revenue opportunities and market share and may damage our customer relationships.

Since we incur most of our operating expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although approximately 62% and 61% of our sales in 2021 and 2020, respectively, were denominated in U.S. dollars, and a significant portion of our cost of goods sold were denominated in U.S. dollars, we incur a large part of our operating expenses and a portion of our cost of goods in New Israeli Shekels and British pounds. In the years ended December 31, 2021 and 2020, approximately 20% and 38%, respectively, of our combined operating expenses and cost of goods sold were denominated in New Israeli Shekels. In the years ended December 31, 2021 and 2020, approximately 12% and 17%, respectively, of our combined operating expenses and cost of goods sold were denominated in British pounds. In addition, in the years ended December 31, 2021 and 2020, approximately 34% and 37%, respectively, of our revenues were denominated in Japanese yen. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currency fluctuations against the U.S. dollar may also affect the competitiveness of our pricing compared to local products because we typically bill in U.S. dollars.

We rely on third-party manufacturers, which subjects us to risk of product delivery delays and reduced control over product costs and quality.

We outsource the manufacturing of our products to third-party manufacturers. Purchases from these third-party manufacturers account for the most significant portion of our cost of revenues. Our reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. From time to time, we have experienced and may in the future experience delays in shipments or issues concerning product quality from our third-party manufacturers. Such supply chain disruptions and delays have been exacerbated by the COVID-19 pandemic. If any of our third-party manufacturers suffer interruptions, delays or disruptions in supplying our products, including by reason of the COVID-19 pandemic, natural disasters, work stoppages or capacity constraints, our ability to ship products to distributors and network operators would be delayed. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet network operators’ requirements, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our channel partners.

Our agreements do not typically obligate our third-party manufacturers to supply products to us in specific quantities or for an extended term, which could result in short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. We believe that our orders may not represent a material portion of the total orders of our primary third-party manufacturers, and, as a result, fulfilling our orders may not be prioritized in the event they are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. Although we provide demand forecasts to some of our third-party manufacturers, such forecasts are not generally binding and if we overestimate our requirements, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our third-party manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. For example, as a result of increased global demand for some components used in our products, particularly chipsets, some of our third-party manufacturers have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage coupled with an increase in demand for our affected products has resulted in supply shortages that have caused increased lead times for some of our products. We may suffer delays introducing new products to the market and in sales of existing products as a result of parts unavailability or shortages, resulting in loss or delay of revenue.

If our third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, and we may be required to seek alternate manufacturers. It would be time-consuming and costly, and could be impracticable, to begin to use new manufacturers and such changes could cause significant interruptions in supply and could have an adverse impact on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales, delayed revenues or an increase in our costs, which could materially and adversely affect our business and operating results.

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

We must often establish and demonstrate the benefits of new and innovative offerings to customers, which may take time and significant efforts that may not ultimately prove successful.

Many of our new and innovative products are complex and are focused on creating new revenue streams and/or new ways to create cost efficiencies. In many cases, it is necessary for us to educate existing and potential customers about the benefits and value of such new and innovative products, with no assurance that the customer will ultimately purchase them. The need to educate our customers increases the difficulty and time necessary to complete transactions, makes it more difficult to efficiently deploy limited resources, and creates risk that we will have invested in an opportunity that ultimately does not result in a sale. If we are unable to establish and demonstrate to customers the benefits and value of our new and innovative products and convert these efforts into sales, our business, results of operations, financial condition, cash flows and prospects will be adversely affected.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our business, operating results and financial condition.

Network operators rely on our products for critical applications and, as such, high-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not provide adequate support to network operators in deploying our products or in resolving post-deployment issues quickly, our reputation may be harmed and our ability to sell our products could be materially and adversely affected.

We may not be able to detect errors or defects in our solutions until after full deployment and product liability claims by customers could result in substantial costs.

Our solutions are sophisticated and are designed to be deployed in large and complex mobile networks that require a very high degree of reliability. Because of the nature of our solutions, they can only be fully tested when substantially deployed in very large networks with high volumes of subscriber traffic. Some of our customers have only recently begun to commercially deploy our solutions and they may discover errors or defects in the software or hardware, or the solutions may not operate as expected. Because we may not be able to detect these problems until full deployment, any errors or defects in our solutions could affect the functionality of the networks in which they are deployed, given the use of our solutions in business-critical applications. As a result, the time it may take us to rectify errors can be critical to our customers.

Because the networks into which wireless service providers deploy our solutions require a very high degree of reliability, the consequences of an adverse effect on their networks, including any type of communications outage, can be very significant and costly. If any network problems were caused, or perceived to be caused, by errors or defects in our solutions, our reputation and the reputation of our solutions could be significantly damaged with respect to that customer and other customers. Such problems could lead to a loss of that customer or other customers.

If one of our solutions fails, we could also experience: payment of liquidated damages for performance failures; loss of, or delay in, revenue recognition; increased service, support, warranty, product replacement and product liability insurance costs, as well as a diversion of development resources; and costly and time-consuming legal actions by our customers, which could result in significant damages awards against us. Any of these events could have a material adverse impact on our business, results of operations, financial condition, cash flows and prospects.

Our international sales may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the United States have historically accounted for a substantial portion of our revenues. In 2021 and 2020, our international sales (sales to customers located outside the United States which includes a small percentage of United States customers where the final destination of the equipment is outside of the United States) accounted for approximately 72% and 75%, respectively, of our total revenue. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

●	the imposition of tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

●	import or export controls, including licensing or product-certification requirements;

●	unexpected changes in government policies or regulatory requirements in the United States or by foreign governments and delays in receiving licenses to operate;

●	political instability and acts of war or terrorism, such as the Russia-Ukraine conflict;

●	economic instability, including the impact of economic recessions;

●	difficulty in staffing and managing geographically diverse operations, particularly during the current COVID-19 pandemic, including our reluctance to staff and manage foreign operations as a result of political unrest even though we have business opportunities in a country;

●	any limitation on our ability to enforce intellectual property rights or agreements in regions where the judicial legal systems may be less developed or less protective of intellectual property or contractual rights;

●	capital and exchange control programs;

●	challenges caused by distance, language and cultural differences;

●	fluctuations in currency exchange rates;

●	labor unrest;

●	restrictions on the repatriation of cash;

●	the nationalization of local industry; and

●	potentially adverse tax consequences.

Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

We conduct various activities in Israel, including research and development; design; raw material procurement; and manufacturing and assembly through subcontractors based in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East.

Israel has been involved in a number of armed conflicts with its neighbors since 1948 and a state of hostility, varying in degree and intensity, has led to security and economic problems in Israel. For more than two decades, a continuous armed conflict with the Palestinian Authority has been taking place. Conditions in Israel could, in the future, disrupt the development, manufacture and/or distribution of our products.

If we lose Eric Stonestrom, our Chief Executive Officer, or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our chief executive officer, Eric Stonestrom. Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, may be difficult to replace. The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, could result in lost customers and could cause a diversion of resources while we seek replacements.

A material defect in our products that either delays the commencement of services or affects customer networks could seriously harm our credibility and our business, and we may not have sufficient insurance to cover any potential liability.

Wireless network products are highly complex and frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have detected and are likely to continue to detect errors and product defects in connection with new product releases and product upgrades. In the past, some of our products have contained defects that delayed the commencement of service by our customers.

If our hardware or software contains undetected errors, we could experience:

●	delayed or lost revenues and reduced market share due to adverse customer reactions;

●	higher warranty costs and other costs and expenses due to the need to provide additional products and services to a customer at a reduced charge or at no charge;

●	claims for substantial damages against us, regardless of our responsibility for any failure, which may lead to increased insurance costs;

●	diversion of research and development resources to fix errors in the field;

●	negative publicity regarding us and our products, which could adversely affect our ability to attract new customers;

●	increased insurance costs; and

●	diversion of management and development time and resources.

Our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or our insurer may disclaim coverage as to any future claim. In addition, our products are often integrated with other network components. Incompatibilities between our products and these components could result in material harm to the service provider or its subscribers. These problems could adversely affect our cash position or our reputation and competitive position.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. COVID-19 has spread throughout the world. Numerous government jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. From time to time, beginning in the first quarter of 2020, governmental authorities in the locations where we and our clients operate issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions have resulted in reduced operations at our headquarters, work stoppages, slowdowns and delays, travel restrictions and cancellation of events. In addition, the COVID-19 pandemic had a significant impact on our supply chains, adversely affecting product supply and delivery to our customers. Future pandemic induced lockdowns continue to be a risk to the supply chain. As a further consequence of the COVID-19 pandemic, component lead times are extending as demand exceeds supply on certain components, including semiconductors, and have caused the costs of components to increase. This situation has caused us to extend our forecast horizon with our contract manufacturing partners and has increased the risk of supplier delays. Other disruptions or potential disruptions include the inability of our customers to receive hardware components and parts critical to the deployment of our solutions and to receive the delivery of such hardware on a timely basis, or at all; disruptions in our deployment schedules, diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in our ability to make sales or find new customers, business adjustments or disruptions of certain third parties with whom we conduct business may have a material and adverse effect on our business, operating results and financial condition.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and spread of COVID-19, particularly in light of new variants, and the actions to contain COVID-19 or treat its impact, among others. While the potential economic impact brought by, and the duration of, any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a reduction in our ability to access capital, which could adversely affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Any such economic recession could have a material adverse effect on our long-term business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in these risk factors.

The mobile network industry investment levels fluctuate and are affected by many factors, including the economic environment and decisions made by wireless service providers and other customers regarding deployment of technology and their timing of purchases, and a downturn in investment levels could have a material adverse effect on our business, financial condition, results of operations and prospects.

The mobile network industry has experienced downturns in which wireless service providers and other customers substantially reduced their capital spending on new equipment. With the advent of 5G and the growth of private networks, we expect this market to grow in the coming years; however, the uncertainty surrounding global economic growth and the geopolitical situation may materially harm actual market conditions. Moreover, market conditions are subject to substantial fluctuation and could vary geographically and across technologies. Even if global conditions improve, conditions in the specific industry segments in which we participate may be weaker than in other segments. In that case, our revenue and operating results may be adversely affected.

If capital expenditures by wireless service providers and other customers are weaker than we anticipate, our revenues, operating results and profitability may be adversely affected. The level of demand from operators and other customers who buy our products and services can vary over short periods of time, including from month to month. Due to this uncertainty, accurately forecasting revenues, results, and cash flow remains difficult.

Risks associated with ongoing inflation and increasing oil and gas prices could adversely affect our business, financial condition and results of operations.

Inflation, which increased significantly during 2021, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In addition the increase in oil and gas prices may adversely affect us with increased costs of transportation, heating premises and higher prices from our suppliers. We have increased certain of the sales prices of our products and services in response to these increased costs and, in the event inflation and oil and gas prices continue to increase, we may seek to further increase our sales prices in order to maintain satisfactory margins. However, such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our business, financial condition and results of operations. Additionally, actions by governments to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.

Our business and prospects depend on the strength of our brand. Failure to maintain and enhance our brand would harm our ability to increase sales by expanding our network of channel partners as well as the number of network operators who purchase our products.

Maintaining and enhancing our brand is critical to expanding our base of channel partners and the number of network operators who purchase our products. Maintaining and enhancing our brand will depend largely on our ability to continue to develop products and solutions that provide the high quality at attractive economics sought by network operators. If we fail to promote, maintain and protect our brand successfully, our ability to sustain and expand our business and enter new markets will suffer. Our brand may be impaired by a number of factors, including product failure and counterfeiting. If we fail to maintain and enhance our brand, or if we need to incur unanticipated expenses to establish the brand in new markets, our operating results would be negatively affected.

We may not secure additional liquidity required to meet our obligations on a timely basis, to satisfy our debt covenants or to attain profitable operations.

We may need to secure additional liquidity in order to meet our obligations on a timely basis, to satisfy our debt covenants and, ultimately, to attain profitable operations. For example, as of December 31, 2021, we were not in compliance with all applicable covenants under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”); however, we were granted a waiver from compliance for these covenants as of December 31, 2021. Any additional liquidity we may need in order to meet our obligations on a timely basis, to satisfy our debt covenants or to attain profitable operations may not be available on terms that are acceptable to us, or at all.

We have substantial indebtedness and are highly leveraged, which could adversely affect our business.

We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of December 31, 2021, we had approximately $46.5 million in indebtedness outstanding under the Fortress Credit Agreement at an average annualized interest cost of 10.2% at such date and $50.0 million in indebtedness outstanding under our senior secured convertible notes (the “Convertible Notes”) with an interest rate equal to 7.0% per annum. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to secure our indebtedness under the Fortress Credit Agreement and the Convertible Notes. In addition, we had subordinated indebtedness aggregating $48.6 million as of December 31, 2021. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), our industry and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease. In addition, we are exposed to the risk of increased interest because certain of our borrowings, including borrowings under the Fortress Credit Agreement, are at variable rates of interest.

In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

We may need additional capital in future periods and our ability to access capital on acceptable terms could decrease significantly and may adversely affect our results of operations and/or business prospects.

We recognize that our need for capital in future periods may increase due to a variety of factors, estimates and assumptions. If our projected demand for capital materially increases and our then current and/or projected cash resources have not increased a comparable amount, we may need to modify our existing business plan or seek new capital which may be available only on terms that may not be acceptable to us, especially in light of current adverse economic conditions. We have been and may in the future be compelled to adopt measures to conserve cash resources due to the lack of availability of capital. Such measures may adversely affect our results of operations and the short-term and/or long-term prospects for our business.

We will have broad discretion over the use of proceeds from the exercise of our warrants and options to purchase our Common Stock, and we may invest or spend the proceeds in ways with which investors do not agree and in ways that may not yield a return.

We will have broad discretion over the use of proceeds from exercises of our warrants and options to purchase our Common Stock. Investors may not agree with our decisions, and our use of the proceeds may not yield a return on investment. We intend to use these net proceeds for general corporate and working capital purposes. Our use of these proceeds may differ substantially from our current plans. Our failure to apply the net proceeds from exercises of warrants and options to purchase our Common Stock in an effective manner could impair our ability to pursue our growth strategy or require us to raise additional capital.

We may not have adequate protection for our intellectual property, which may make it easier for others to misappropriate our technology and enable our competitors to sell competing products at lower prices and harm our business.

Our success has historically relied in part on proprietary technology. We have used a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the United States and the United Kingdom, and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In some countries where we do file for patent protection, we may choose not to maintain patent protection. In addition, we may not file for or maintain patent protection in a country from which we derive significant revenue. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to protect adequately our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

Infringement claims are common in our industry and third parties, including competitors, have and could in the future assert infringement claims against us or our customers that we are obligated to indemnify.

Our industry is highly competitive and our technologies are complex. Companies file patent applications and obtain patents covering these technologies frequently and maintain programs to protect their intellectual property portfolios. In addition, patent holding companies (including “non-practicing entities”) regularly bring claims against telecommunication equipment companies, often attempting to extract royalty, licensing or other settlements.

Our solutions are technically complex and compete with the products and solutions of significantly larger companies. Our likelihood of being subject to infringement claims may increase as a result of our real or perceived success, as the number of competitors in our industry grows and as we add functionality to our solutions. We have previously received and may in the future receive communications from third parties alleging that we are or may be infringing their intellectual property rights. The visibility we receive from being a public company may result in a greater number of such allegations.

We have also agreed, and expect to continue to agree, to indemnify our customers for certain expenses or liabilities resulting from claimed infringement of intellectual property rights of third parties with respect to our solutions and software. We have received indemnity demands from customers in the past and may receive such other claims in the future. In the case of infringement claims against these customers, we could be required to indemnify them for losses resulting from such claims or to refund license fees they have paid to us. If a customer asserts a claim for indemnification against us, we could incur significant costs and reputational harm disputing it. If we do not succeed in disputing it, we could face substantial liability, particularly as these liabilities do not typically have caps or specific limits and our insurance coverage relating to any such liabilities generally would be very limited.

Regardless of the merit of third-party claims that we or our customers infringe their rights, these claims could be time consuming and costly to defend, divert management’s attention and resources, require us to make costly or difficult changes to our designs, cause us to cease producing, licensing or using software or solutions, require us to pay damages for past infringement, potentially including treble damages, or enter into royalty or licensing agreements, which may not be available on reasonable terms or at all, or any combination of, or all of, these actions.

We may be subject to damages resulting from claims that our employees or contractors have wrongfully used or disclosed alleged trade secrets of their former employees or other parties.

We could be subject to claims that we, or our employees or contractors, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our competitors or other parties. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are important to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of these parties. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential products or enhancements, which could materially and adversely affect our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

We use open source software in our products that may subject our firmware to general release or require us to re-engineer our products and the firmware contained therein, which may cause harm to our business.

We incorporate open source software into our products. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the software code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary firmware or other software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code publicly or license such source code on unfavorable terms or at no cost. Open source license terms relating to the disclosure of source code in modifications or derivative works to the open source software are often ambiguous and few if any courts in jurisdictions applicable to us have interpreted such terms. As a result, many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business.

If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our firmware or other software, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely increase our expenses and delay our ability to release our products for sale. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products.

Changes in telecommunications regulation or delays in receiving licenses could adversely affect many of our customers and may lead to lower sales.

Many of our customers are subject to extensive regulation as communications service providers, including with respect to the availability of radio frequencies for two-way broadband communications. Each country has different regulations and regulatory processes for wireless communications equipment and for the uses of radio frequencies. Some of our products operate in license-exempt bands, while others operate in licensed bands in different jurisdictions. In addition, changes in laws or regulations that adversely affect existing and potential customers could lead them to delay, reduce or cancel expenditures on communications access systems, which actions would harm our business. In the past, anticipated customer orders have been postponed because of regulatory issues in various countries. The resolution of those issues can be lengthy and the outcome can be unpredictable. Some of the orders we receive from customers are contingent upon their receipt of licenses from regulators, the timing of which can often be uncertain. Depending on the jurisdiction, the receipt of licenses by our customers may occur, if at all, a year or more after they initially seek those licenses.

At present there are few laws or regulations that specifically address our business of providing communications access equipment. However, future regulation may include access or settlement charges or tariffs that could impose economic burdens on our customers and our company. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations in the countries in which we do business will have on our business, operating results and financial condition.

If we were not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

Personal privacy, data protection, information security and telecommunications-related laws and regulations have been widely adopted in the United States, Europe and other jurisdictions where we offer our products. The regulatory frameworks for these matters, including privacy, data protection and information security matters, is rapidly evolving and is likely to remain uncertain for the foreseeable future. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, the European Commission adopted the General Data Protection Regulation (the “GDPR”), effective in May 2018, that supersedes prior EU data protection legislation, imposes more stringent EU data protection requirements and imposes greater penalties for noncompliance. Additionally, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations. Additional states as well as other countries around the world also have or are in the process of enacting or amending data protection, security, and privacy regulations. We also expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our products, restrict our business operations, increase our costs and impair our ability to maintain and grow our channel partner base and increase our revenues. The cost of compliance with, and other burdens imposed by, the GDPR, CCPA and other new privacy laws may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.

Although we work to comply with applicable privacy and data security laws and regulations, industry standards, contractual obligations and other legal obligations, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. As such, we cannot assure ongoing compliance with all such laws, regulations, standards and obligations. Any failure or perceived failure by us to comply with applicable laws, regulations, standards or obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause channel partners to lose trust in us, which could have an adverse effect on our reputation and business.

Regulations affecting broadband infrastructure could damage demand for our products.

Laws and regulations governing the Internet are emerging but remain largely unsettled, even in the areas where there has been some legislative action. Regulations may focus on, among other things, assessing access or settlement charges, or imposing tariffs or regulations based on the characteristics and quality of products, either of which could restrict our business or increase our cost of doing business. Government regulatory policies are likely to continue to have a major impact on the pricing of existing and new network services and, therefore, are expected to affect demand for those services and the communications products, including our products, supporting those services. There will likely be future government regulatory policies relating to migration to the cloud as these technologies become more prevalent in the U.S. and globally.

Any changes to existing laws or the adoption of new regulations by federal or state regulatory authorities or any legal challenges to existing laws or regulations affecting Internet Protocol (“IP”) networks could materially adversely affect the market for our products. Moreover, customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products or address any regulatory changes could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.

Our technology and products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. customs regulations, the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and applicable U.K. export and import laws and regulations. Exports, re-exports and transfers of our products and technology must be made in compliance with these laws and regulations. U.S. and U.K. export control laws and economic sanctions include a prohibition on the shipment of certain products and technology to embargoed or sanctioned countries, governments and persons. We take precautions to prevent our products and technology from being shipped to, downloaded by or otherwise transferred to applicable sanctions targets, but our products could be shipped to those targets by our channel partners despite such precautions. If our products are shipped to or downloaded by sanctioned targets in the future in violation of applicable export laws, we could be subject to government investigations, penalties and reputational harm. Certain of our products incorporate encryption technology and may be exported, re-exported or transferred only with the required applicable export license from the U.S. or the U.K. or through an export license exception.

If we fail to comply with applicable export and import regulations, customs and trade regulations, and economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines and incarceration for responsible employees and managers, and the possible loss of export or import privileges as well as harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. In addition, if our channel partners fail to comply with applicable export and import regulations, customs regulations, and economic and sanctions and other laws in connection with our products and technology, then we may also be adversely affected, through reputational harm and penalties. Obtaining the necessary export license for a particular sale may be time-consuming, may result in the delay or loss of sales opportunities and approval is not guaranteed.

Failure to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”) and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.

As a substantial portion of our revenue is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA, the Bribery Act and other laws that prohibit improper payments or offers of payment to governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the Bribery Act or other laws and regulations. Our management may not be effective at preventing all potential FCPA, Bribery Act or other violations. We also cannot guarantee the compliance by our channel partners, resellers, suppliers and agents with applicable U.S. laws, including the FCPA, the Bribery Act or other applicable non-U.S. laws. Therefore, there can be no assurance that none of our employees or agents will take actions in violation of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA and Bribery Act matters and monitor compliance is at an early stage. Any violation of the FCPA or the Bribery Act could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had $155.1 million of U.S. federal and $98.2 million of state net operating loss carryforwards available to reduce future taxable income. Of the $155.1 million in U.S. federal operating loss carryforwards, $24.6 million will be carried forward indefinitely for U.S. federal tax purposes and $130.5 million will expire between 2022 and 2037. The $98.2 million in state operating loss carryforwards will expire between 2022 and 2041. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To the extent we are not able to offset future taxable income with our net operating losses, our cash flows may be adversely affected.

Risks Related to Being a Public Company

Our management team has had limited experience managing and operating a public company since the period when we were previously a public company, which ended in 2009.

Most of the members of our management team have had limited experience managing and operating a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies since the period when we were previously a public company, which ended in 2009. Our management team may not successfully or efficiently manage their new responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. These factors could adversely affect our business, financial condition, and operating results.

Risk Related to Our Securities

If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment in our securities. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	the success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the wireless communications industry in general;

●	operating and share price performance of other companies that investors deem comparable to us;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our shares of Common Stock available for public sale;

●	any major change in our board of directors (“Board”) or management;

●	sales of substantial amounts of our shares of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE American in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our issuance of additional shares of Common Stock or securities convertible into or exercisable for our Common Stock may dilute your ownership of us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our Common Stock or securities convertible into or exercisable for our Common Stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Common Stock may also be issued upon exercise of outstanding stock options and warrants to purchase our Common Stock. The issuance by us of additional shares of our Common Stock or securities convertible into or exercisable for our Common Stock would dilute your ownership of us and the sale of a significant amount of such securities in the public market could adversely affect prevailing market prices of our Common Stock. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares issuable upon exercise of options by persons other than by our affiliates will be available for resale immediately in the public market without restriction.

In the future, we may obtain financing or further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of Common Stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering may depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock bear the risk that our future offerings may reduce the market price of our Common Stock and dilute their percentage ownership.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American.

If the NYSE American delists any of our securities from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have and intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock in New Beginnings’ initial public offering (“IPO”). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for the Common Stock and its price may be more volatile.

Our directors and officers may have interests that are different from the interests of our stockholders.

Our executive officers and directors may have financial or other interests that may be different from, or in addition to, the interests of our stockholders generally.

Our Second Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our Certificate of Incorporation contains provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions, including, among other things:

●	provisions that authorize our Board, without action by our stockholders, to issue preferred stock with preferential rights determined by our Board;

●	provisions that permit, subject to the special rights of preferred stockholders, only a majority of our Board, the chairperson of the Board or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders;

●	provisions limiting stockholders’ ability to act by written consent; and

●	a staggered Board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their Common Stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. With our staggered Board, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered Board can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our Board in a relatively short period of time.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, (i) derivative actions brought in our name, (ii) actions asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders, (iii) actions asserting a claim pursuant to the Delaware General Corporation Law (the “DGCL”), the Certificate of Incorporation or our amended and restated bylaws (the “Bylaws”), or (iv) any actions asserting claims governed by the internal affairs doctrine, may be brought only in the Court of Chancery in the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware). Subject to the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Certificate of Incorporation will provide that the federal district courts of the United States of America will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. We may also be subject to securities litigation in connection with the Business Combination. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.

Because we have no current plans to pay cash dividends on Common Stock for the foreseeable future, you may not receive any return on investment unless you sell Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in Common Stock unless you sell Common Stock for a price greater than that which you paid for it. See the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends.”

Our warrants are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.

We account for our warrants to purchase Common Stock as derivative liabilities related to embedded features contained within them. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

General Risk Factors

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, global pandemics and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, including the ongoing COVID-19 pandemic, particularly in light of new variants, could have an adverse effect on our business and operating results. The ongoing COVID-19 pandemic may have the effect of heightening many of the other risks described in this “Risk Factors” section, such as the demand for our products, our ability to achieve or maintain profitability and our ability to raise additional capital in the future. Natural disasters, acts of terrorism or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Interruption or failure of our information technology and communications systems could impact our ability to effectively provide our products and services.

We utilize data connectivity to monitor performance and timely capture opportunities to enhance performance and functionality. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems, and we have previously experienced denial or degradation of service attacks and ransomware attacks. We utilize reputable third-party service providers or vendors, and these providers could also be vulnerable to harms similar to those that could damage our systems, including sabotage and intentional acts of vandalism causing potential disruptions. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Any problems with our third-party providers could result in lengthy interruptions in our business. In addition, our services and functionality are highly technical and complex technology which may contain errors or vulnerabilities that could result in interruptions in our business or the failure of our systems.

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our 4G and 5G products and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our products; or customer data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents have previously and in the future could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our products. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, such measures have not successfully detected or prevented all previous cyber incidents and will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate future cyber incidents.

For example, in December 2021, we experienced a ransomware incident that impacted the availability of certain systems within our computer network. In response to this incident, we secured digital assets within our computer systems, immediately commenced an investigation with assistance from an outside cybersecurity firm and were able to successfully restore our systems, without paying a ransom, after working to get the systems back up as quickly as possible. Despite these actions, we experienced some delays and disruptions to our business, primarily with respect to employee access to business applications and e-mail service. In addition, in January 2022, we experienced a denial of service attack on our e-mail service. We were able to restore e-mail service after working to do so as quickly as possible. In connection with these incidents, we have incurred certain incremental one-time costs of $0.1 million related to consultants, experts and data recovery efforts, net of insurance recoveries, and expect to incur additional costs related to cybersecurity protections in the future. Although we have not been the subject of any legal proceedings involving these incidents, it is possible that we could be the subject of claims from persons alleging that they suffered damages from these incidents. We also are in the process of implementing a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. However, cyber threats are constantly evolving, and there can be no guarantee that a future cyber event will not occur.

In addition, the implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results.

Moreover, our proprietary information or intellectual property has previously and in the future could be compromised or misappropriated and our reputation may be adversely affected. For example, through our investigation of the December 2021 incident referenced above, we discovered that the individuals responsible for this incident acquired certain files from our servers. We are currently reviewing the content and scope of the files and we will provide notice to any individual whose personal information was contained therein. If our systems do not operate as we expect them to, we have previously been and may in the future be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber-incident.

The requirements of being a public company may strain our resources and divert management’s attention.

We will incur significant costs associated with our public company corporate governance and reporting requirements. This may divert the attention of our management from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a private company, Legacy Airspan was not required to document and test its internal controls over financial reporting, nor was its management required to certify the effectiveness of its internal controls, and its auditors were not required to opine on the effectiveness of its internal control over financial reporting. Similarly, as a private company, Legacy Airspan was not subject to the SEC’s internal control reporting requirements. However, we are now subject to the requirement for management to certify the effectiveness of our internal controls and, in due course, the requirement with respect to auditor attestation on internal control effectiveness.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified occurred because we did not design and maintain effective controls related to the cutoff of revenue recognition on products shipped to customers.

Management, with oversight from the Board and the Audit Committee of the Board is in the process of implementing a remediation plan for this material weakness, including, among other things, implementing process level and management review controls to ensure the cutoff of revenue recognition is accurate. We can give no assurance that our efforts will remediate this deficiency in internal control over financial reporting or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, may subject us to litigation and investigations, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us, cause a decline in the price of our Common Stock and limit our ability to access capital markets.

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

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and financial condition.

We are required under Section 404 of the Sarbanes-Oxley Act to provide management’s attestation on internal controls. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable under Section 404 of the Sarbanes-Oxley Act. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective or may result in a finding that there is a material weakness in our internal controls over financial reporting, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who may cover us change their recommendation regarding our shares of Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Boca Raton, Florida. This office consists of approximately 5,400 square feet of space leased pursuant to a lease that will expire in 2024.

Our main operations and product development centers are located in: Slough, United Kingdom; Airport City, Israel; Mumbai and Bangalore, India; and Tokyo, Japan. In Slough, United Kingdom, we lease one facility of approximately 14,330 square feet pursuant to a lease that will expire in 2025. In Airport City, Israel, we lease one facility of approximately 49,213 square feet pursuant to a lease that will expire in 2024. In Mumbai, India, we lease one facility of approximately 5,513 square feet pursuant to a lease that will expire in 2026. In Tokyo, Japan, we lease one facility of approximately 1,940 square feet pursuant to a lease that will expire in 2022. In Bangalore, India, we lease one facility of approximately 7,500 square feet pursuant to a lease that will expire in 2025.

We believe that our facilities are adequate for our current needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

Item 3. Legal Proceedings.

Reference is made to Note 15 – Commitments and Contingencies in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for information regarding certain litigation to which we are a party.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, our warrants issued in connection with New Beginnings’ initial public offering which are exercisable to purchase a share of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”), our warrants which are exercisable to purchase a share of Common Stock at an exercise price of $12.50 per share (the “Post-Combination $12.50 Warrants”), our warrants which are exercisable to purchase a share of Common Stock at an exercise price of $15.00 per share (the “Post-Combination $15.00 Warrants”) and our warrants which are exercisable to purchase a share of Common Stock at an exercise price of $17.50 per share (the “Post-Combination $17.50 Warrants” and, together with the Post-Combination $12.50 Warrants and the Post-Combination $15.00 Warrants, the “Post-Combination Warrants”) are traded on the NYSE American under the symbols “MIMO”, “MIMO WS”, “MIMO WSA”, “MIMO WSB” and “MIMO WSC”, respectively.

Holders of Record

On December 31, 2021, there were 45 holders of record of our Common Stock, 2 holders of record of our Public Warrants, 33 holders of record of our Post-Combination $12.50 Warrants, 33 holders of record of our Post-Combination $15.00 Warrants and 33 holders of record of our Post-Combination $17.50 Warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board.

Recent Sales of Unregistered Securities

None, other than as set forth in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2021 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Key Factors and Trends Affecting our Business

Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

●	our expected financial and business performance;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our products;

●	demand for our products and the drivers of that demand;

●	our estimated total addressable market and other industry projections, and our projected market share;

●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing relationships;

●	our ability to enter into production supply agreements with customers, the terms of those agreements, and customers’ utilization of our products and technology;

●	our expected reliance on tier 1 customers;

●	developments and projections relating to our competitors and industry, including with respect to investment in 5G networks;

●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future and that we will incur increased expenses as a public company;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and industry and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities;

●	anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

●	expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy our liquidity needs; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

Recent Developments

The Business Combination

We consummated the Business Combination on August 13, 2021, pursuant to the terms of the Business Combination Agreement. Under the Business Combination Agreement, Legacy Airspan became a wholly-owned subsidiary of the Company. Thereafter, the Company was renamed Airspan Networks Holdings Inc.

In connection with the Business Combination, holders of 9,997,049 shares of Common Stock sold in New Beginnings’ initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of New Beginnings’ trust account, which was approximately $10.10 per share, or an aggregate redemption payment of $100.97 million.

As a result of the Business Combination, (i) 59,726,486 shares of Common Stock (including 345,471 shares of restricted Common Stock), 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants and 3,000,000 Post-Combination $17.50 Warrants were issued to Legacy Airspan stockholders, (ii) outstanding options to purchase Legacy Airspan common stock and Legacy Airspan Class B common stock were converted into options to purchase an aggregate of 5,815,796 shares of Common Stock, (iii) $17,500,000 in cash was paid and restricted stock units with respect to 1,750,000 shares of Common Stock were issued to the participants in Legacy Airspan’s management incentive plan (the “MIP”) and (iv) 4,257,718 shares of Common Stock were reserved for issuance in connection with future grants under the Company’s 2021 Stock Incentive Plan (the “2021 Plan”).

In connection with the Business Combination, we also issued 7,500,000 shares of Common Stock to certain investors (the “PIPE Investors”), at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

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

Following the Closing of the Business Combination, Legacy Airspan was deemed the accounting acquirer, and the Company is the successor SEC registrant. Although the legal acquirer in the Business Combination Agreement was New Beginnings, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“GAAP”), the Business Combination is accounted for as a reverse recapitalization. A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Legacy Airspan in many respects. Under this method of accounting, New Beginnings is treated as the acquired company for financial statement reporting purposes and the Business Combination is treated as the equivalent of Legacy Airspan issuing stock for the net assets of New Beginnings, accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Airspan became the historical financial statements of the Company, and New Beginnings’ assets, liabilities and results of operations were consolidated with Legacy Airspan’s on August 13, 2021. The net assets of New Beginnings are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy Airspan.

The most significant change in our future reported financial position and results as a result of the Business Combination is an increase in cash (as compared to Legacy Airspan’s balance sheet immediately prior to the Business Combination) of approximately $115.5 million and an increase of indebtedness (as compared to Legacy Airspan’s balance sheet immediately prior to the Business Combination) of $40.7 million as a result of the issuance of the Convertible Notes. Total non-recurring transaction costs were approximately $27.0 million as a result of the Business Combination.

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

Convertible Notes

On July 30, 2021, we entered into a Convertible Note Purchase Agreement, pursuant to which, on August 13, 2021, we issued $50.0 million in aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate equal to 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. On March 29, 2022, we and certain of our subsidiaries who are party to the Convertible Note Purchase Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Convertible Note Purchase Agreement and the Convertible Notes (the “Convertible Note Purchase Agreement Amendment”) to, among other things, amend the financial covenants included in the Convertible Note Purchase Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes.

Prior to the Convertible Note Purchase Agreement Amendment, the Convertible Notes, together with all accrued but unpaid interest thereon, were convertible, in whole or in part, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share. Pursuant to the Convertible Note Purchase Agreement Amendment, the conversion price with respect to the Convertible Notes was decreased to $8.00 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is also subject to a broad-based weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect. In addition, pursuant to the Convertible Note Purchase Agreement Amendment, if, during the period commencing on and including the date of the Convertible Note Purchase Agreement Amendment and ending on and including the 15-month anniversary of the date of the Convertible Note Purchase Agreement Amendment, there is no 30 consecutive trading day-period during which the average of the daily volume weighted average price of our Common Stock (“Daily VWAP”) for such 30 consecutive trading day-period (after excluding the three highest and three lowest Daily VWAPs during such period) equals or exceeds $10.00 (as adjusted for stock splits, stock combinations, dividends, distributions, reorganizations, recapitalizations and the like), the conversion price with respect to the Convertible Notes will be reduced to the amount that such conversion price would otherwise have been had the conversion price with respect to the Convertible Notes been $6.00 on the date of the Convertible Note Purchase Agreement Amendment (the “Stock Threshold Reduction”).

March 2022 Fortress Amendment

On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “March 2022 Fortress Amendment”) to, among other things, amend the financial covenants included in the Fortress Credit Agreement.

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with short-term disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. We cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on our 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

Further quantification of these pandemic effects, to the extent relevant and material, are included in the discussion of results of operations below.

Cybersecurity Incidents

In December 2021, we experienced a ransomware incident that impacted the availability of certain systems within our computer network. In response to this incident, we secured digital assets within our computer systems, immediately commenced an investigation with assistance from an outside cybersecurity firm and were able to successfully restore our systems, without paying a ransom, after working to get the systems back up as quickly as possible. Despite these actions, we experienced some delays and disruptions to our business, primarily with respect to employee access to business applications and e-mail service. Through our investigation, we discovered that the individuals responsible for this incident acquired certain files from our servers. We are currently reviewing the content and scope of the files and we will provide notice to any individual whose personal information was contained therein.

In addition, in January 2022, we experienced a denial of service attack on our e-mail service. We were able to restore e-mail service after working to do so as quickly as possible.

In connection with these incidents, we have incurred certain incremental one-time costs of $0.1 million related to consultants, experts and data recovery efforts, net of insurance recoveries, and expect to incur additional costs related to cybersecurity protections in the future. We are in the process of implementing a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. However, cyber threats are constantly evolving, and there can be no guarantee that a future cyber event will not occur.

Going Concern Update

Previously, we had determined there were factors that raised substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2021, the Company was not in compliance with its covenants under the Fortress Credit Agreement and the Convertible Note Purchase Agreement related to its revenue, Adjusted EBITDA and cash balance. However, the Company was granted a waiver from compliance for these covenants as of December 31, 2021. On March 29, 2022, we and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. In addition, on March 29, 2022, we and certain of our subsidiaries, who are party to the Convertible Note Purchase Agreement, entered into the Convertible Note Purchase Agreement Amendment to, among other things, amend the financial covenants included in the Convertible Note Purchase Agreement, the conversion price of the Convertible Notes and the optional redemption provisions of the Convertible Notes. Furthermore, Airspan has taken measures to strengthen the financial position of the Company. Management believes these measures have resulted in a stronger balance sheet and improved operating results. Finally, the Company believes the 2022 forecasted results will sufficiently exceed the amended covenant requirements.

Based on the above, management believes that our cash position, together with the forecasted results and the amendment to our financial covenants, are sufficient to meet capital and liquidity requirements for at least the next 12 months and thereafter for the foreseeable future. As a result, there is no longer substantial doubt about the Company’s ability to continue as a going concern.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, cost of revenue, research and development, sales and marketing, general and administrative, interest expense, income taxes and net income. To further help us assess our performance with these key indicators, we use Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) as a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP consolidated financial statements. See the “Adjusted EBITDA” sections below for a reconciliation to net income (loss), the most directly comparable GAAP measure.

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

Our top three customers accounted for 63% and 69% of revenue for the years ended December 31, 2021 and 2020, respectively.

Our sales outside the U.S. and North America accounted for 71% and 75% of our total revenue in the years ended December 31, 2021 and 2020, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Year Ended December 31,
Geographic Area	2021	2020
United States	29%	24%
Other North America	1%	1%
North America	30%	25%
India	22%	24%
Japan	35%	37%
Other Asia	2%	1%
Asia	59%	62%
Europe	3%	5%
Africa and the Middle East	5%	4%
Latin America and the Caribbean	3%	4%
Total revenue	100%	100%

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

Non-Operating Expenses

Interest Expense, Net

Interest expense consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consisted of a term loan and revolving credit facility. Interest on the term loan was determined based on the highest of the LIBOR Rate, commercial lending rate of the collateral agent and federal funds rate, plus an applicable margin. Interest on the revolving credit facility is based on the LIBOR Rate plus an applicable margin. On December 30, 2020, we amended and restated the terms of our credit facility with Fortress. (See Note 11 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this agreement.)

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

Segments

Our business is organized around one reportable segment, the development and supply of broadband wireless products and technologies. This is based on the objectives of the business and how our chief operating decision maker, the Chief Executive Officer, monitors operating performance and allocates resources.

Results of Operations

	Year Ended December 31,
(in thousands)	2021	2020
Revenue	$177,283	$172,955
Cost of revenue	(99,312)	(88,852)
Gross profit	77,971	84,103

Operating expenses:
Research and development	63,350	52,858
Sales and marketing	33,839	28,738
General and administrative	40,878	16,555
Amortization of intangibles	1,191	1,733
Loss on sale of assets	-	22
Total operating expenses	139,258	99,906

Loss from operations	(61,287)	(15,803)

Interest expense, net	(12,813)	(6,422)
Change in fair value of warrant liability and derivatives, net	4,116	(3,322)
Gain on extinguishment of debt	2,096	-
Other expense, net	(3,328)	(878)

Loss before income taxes	(71,216)	(26,425)

Income tax benefit	690	782

Net loss	$(70,526)	$(25,643)

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue

Revenue for the above periods is presented below:

	Year Ended December 31,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Revenue:
Products and software licenses	$151,172	85%	$134,338	78%
Maintenance, warranty and services	26,111	15%	38,617	22%
Total revenue	$177,283	100%	$172,955	100%

Revenue from products and software licenses of $151.2 million for the year ended December 31, 2021 increased by $16.8 million, or 12.5%, from $134.3 million for the year ended December 31, 2020. This increase was primarily due to increase in sales of products in North America of $13.4 million primarily from private network, a cable operator and growth in distribution sales. Growth in distribution sales in Latin America and the Middle East and Africa represented $2.1 million and $1.9 million, respectively and offset by a decrease in product sales in Asia Pacific of $0.2 million were offset by a decrease of $0.4 million of product sales to Europe.

Revenue from maintenance, warranty and services of $26.1 million for the year ended December 31, 2021 decreased by $12.5 million, or 32.4%, from $38.6 million for the year ended December 31, 2020. This decrease was primarily due to the termination of a maintenance and features agreement with a North American customer at the end of the first quarter of 2021 that resulted in revenue of $8.0 million during the year ended December 31, 2020 that did not recur in the year ended December 31, 2021 and successful completion of time and materials projects in 2020 which resulted in revenue of $2.9 million for an Asia Pacific customer and $1.4 million for a European group that did not recur in 2021.

Cost of Revenue

Cost of revenue for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Cost of revenue:
Products and software licenses	$95,442	54%	$84,375	49%
Maintenance, warranty and services	3,870	2%	4,477	2%
Total cost of revenue	$99,312	56%	$88,852	51%

Cost of revenue from products and software licenses of $95.4 million for the year ended December 31, 2021 increased by $11.1 million, or 13.1%, from $84.4 million for the year ended December 31, 2020. This increase was primarily due to revenue growth, which was impacted by a change in product mix, with most of the growth relating to product sales, which carry lower margins than services. In addition, there has been an increase in indirect costs caused by the worldwide shortage of electronics, component costs, expediting fees and limited availability of cargo space.

Cost of revenue from maintenance, warranty and services of $3.9 million for the year ended December 31, 2021 decreased by $0.6 million, or 13.6%, from $4.5 million for the year ended December 31, 2020 which is attributable to a decrease in revenues from maintenance.

Operating Expenses

Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2021	% of Revenue	2020	% of Revenue
Operating expenses:
Research and development	$63,350	36%	$52,858	31%
Sales and marketing	33,839	19%	28,738	17%
General and administrative	40,878	23%	16,555	10%
Amortization of intangibles	1,191	1%	1,733	1%
Loss on sale of assets	–	0%	22	0%
Total operating expenses	$139,258	79%	$99,906	58%

Research and development — Research and development expenses were $63.4 million for the year ended December 31, 2021, an increase of $10.5 million, or 19.8%, from $52.9 million for the year ended December 31, 2020. The increase was primarily due to the MIP payout of $1.8 million, increased headcount-related expenses of $6.0 million, share-based compensation expense of $1.0 million, professional fees of $0.9 million and additional materials and supplies expense of $0.8 million.

Sales and marketing — Sales and marketing expenses were $33.8 million for the year ended December 31, 2021, an increase of $5.1 million, or 17.8% from $28.7 million for the year ended December 31, 2020, primarily due to the MIP payout of $3.3 million, increased headcount-related expenses of $2.5 million and increased share-based compensation expense of $1.4 million.

These increases were offset by decreased agent costs of $1.6 million and decreased other outside services of $0.3 million.

General and administrative — General and administrative expenses of $40.9 million for the year ended December 31, 2021 increased by $24.3 million, or 146.9%, from $16.6 million for the year ended December 31, 2020. The increase was primarily due to the expenses related to the Business Combination, such as a MIP payout of $13.4 million, increased share-based compensation expense of $5.6 million, and increased other outside services of $5.3 million, which relate mainly to the process of becoming a public company.

Amortization of intangibles — Amortization of intangibles of $1.2 million for the year ended December 31, 2021 decreased by $0.5 million, or 31.3%, from $1.7 million for the year ended December 31, 2020, due to the amortization of trademarks completing.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $12.8 million for the year ended December 31, 2021, an increase of $6.4 million from $6.4 million for the year ended December 31, 2020. The increase was primarily due to a higher average debt outstanding in 2021 compared to 2020, as well as higher interest rates under the Fortress Credit Agreement and Convertible Notes, compared to the credit facility (the “PWB Facility”) with Pacific Western Bank (“PWB”) and Ally Bank (“Ally”) in place for the year ended December 31, 2020.

Change in fair value of warrant liability and derivatives — Change in fair value of warrant liability and derivatives was a gain of $4.1 million for the year ended December 31, 2021, a change of $7.4 million from a loss of $3.3 million for the year ended December 31, 2020. The fluctuation included changes in fair values of derivative liability and warrants of $5.1 million and $2.3 million, respectively.

Gain on extinguishment of debt — Gain on extinguishment of debt was $2.1 million for the year ended December 31, 2021, an increase of $2.1 million from the year ended December 31, 2020. For the year ended December 31, 2021, we recorded a gain on extinguishment of debt for a Paycheck Protection Program loan of $2.1 million and the accrued interest of $23 thousand. No such activity occurred during the year ended December 31, 2020.

Other expense, net — Other expense, net was an expense of $3.3 million for the year ended December 31, 2021, a change of $2.4 million from an expense of $0.9 million for the year ended December 31, 2020. The difference was primarily due to foreign currency losses.

Income tax benefit — Income tax benefit was $690 thousand for the year ended December 31, 2021, a minimal change from an income tax benefit of $782 thousand for the year ended December 31, 2020.

Net Loss

We had net loss of $70.5 million for the year ended December 31, 2021, a change of $43.8 million compared to net loss of $26.7 million for the year ended December 31, 2020, due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2021 was a loss of $29.1 million, representing a change of $19.7 million, or 210.0%, from a loss $9.4 million for the year ended December 31, 2020. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2021	2020
Net loss	$(70,526)	$(25,643)

Adjusted for:
Interest expense	12,813	6,422
Income tax benefit	(690)	(782)
Depreciation and amortization	4,294	4,640
EBITDA	(54,109)	(15,363)
Share-based compensation expense	10,577	2,643
Change in fair value of warrant liability and derivatives	(7,940)	3,322
Transaction costs allocated to the warrants	3,824	–
Management Incentive Plan expense related to Business Combination	18,513	–
Adjusted EBITDA	$(29,135)	$(9,398)

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

We had $157.2 million of current assets and $73.6 million of current liabilities at December 31, 2021. During the year ended December 31, 2021, we used $66.7 million in cash flows from operating activities, primarily from the collection of our outstanding accounts receivables. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2022 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also actively evaluating the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was104 days and 78 days as of December 31, 2021 and 2020, respectively. The increase in DSO as of December 31, 2021 is attributable to an increase in the balance of accounts receivable and higher sales to customers with longer average payment terms. Notwithstanding the DSO of 104 and 78 days as of December 31, 2021 and 2020, respectively, our accounts receivable were $58.0 million and $70.6 million due to high sales volumes in the fourth quarters of each respective year.

During 2020, we and four of our wholly-owned subsidiaries had the PWB Facility with PWB and Ally. Under the PWB Facility, we could borrow up to $45 million, subject to compliance with certain covenants. (See Note 11 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K.) In addition to the PWB Facility, we had an aggregate of $39.0 million of subordinated debt with two other lenders. (See Notes 9 and 10 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K.)

During 2020, we entered into several amendments to the PWB Facility. These amendments modified the financial and funding covenants and extended the due date for the audited consolidated financial statements. The PWB Facility was extended to mature on December 31, 2020. On December 30, 2020, Fortress and certain other lenders purchased the outstanding indebtedness under the PWB Facility. Fortress replaced PWB as administrative agent and collateral agent under the facility. On the same date, Fortress, the other lenders party thereto, we and certain of our subsidiaries modified the terms of such indebtedness by amending and restating the existing credit agreement, including an extension of the maturity date.

On August 6, 2015, we issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to a subordinated convertible note purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on June 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of December 31, 2020 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, we and each of our subsidiaries (other than Dense Air Limited or any of its subsidiaries) as guarantors, entered into the Fortress Credit Agreement with Fortress. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2021 Fortress Amendment”) to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. As of December 31, 2021, we were not in compliance with all applicable covenants under the Fortress Credit Agreement; however, we were granted a waiver from compliance for these covenants as of December 31, 2021. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. See Note 9 and Note 11 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this agreement.

On August 13, 2021, we closed the Business Combination. In connection with the Closing, we issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

As of December 31, 2021, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $70.9 million, the majority of which have expected delivery dates during the first six months of 2022.

As of the date of this Annual Report on Form 10-K, we believe our existing cash resources are sufficient to fund the cash needs of our business for at least the next 12 months.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Years Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(66,685)	$(20,367)
Net cash used in investing activities	(6,033)	(2,226)
Net cash provided by financing activities	117,222	38,198
Net increase in cash, cash equivalents and restricted cash	44,504	15,605
Cash, cash equivalents and restricted cash, beginning of period	18,618	3,013
Cash, cash equivalents and restricted cash, end of period	$63,122	$18,618

Operating Activities

Net cash used in operating activities was $66.7 million for the year ended December 31, 2021, a change of $46.3 million from net cash used in operating activities of $20.4 million for the year ended December 31, 2020. The increase is a result of $0.4 million less generated from working capital, $43.7 million less from results of our operations and a $2.2 million decrease in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $6.0 million for the year ended December 31, 2021, an increase of $3.8 million from $2.2 million for the year ended December 31, 2020 due to higher purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $117.2 million for the year ended December 31, 2021. This included $115.5 million of net proceeds from the Business Combination, $0.6 million of net proceeds from the sale of Legacy Airspan Series H senior preferred stock and issuance of warrants to purchase Legacy Airspan Series H senior preferred stock, and $1.1 million of proceeds from the exercise of stock options.

Net cash provided by financing activities was $38.2 million for the year ended December 31, 2020. This included $32.1 million of proceeds from the sale of Legacy Airspan Series G and Series H senior preferred stock and warrants, $8.1 million of borrowings under the senior term loan and other long term debt, net of $2.0 million of repayments under the line of credit.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, net, impairment of long-lived assets, preferred stock warrants, share-based compensation and income taxes.

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

We believe the following critical accounting policies are dependent on significant estimates used in the preparation of our consolidated financial statements.

Goodwill

Goodwill is the result of a business combination that occurred in 2018 (See Note 7 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. Our annual assessment date is December 1. For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a combination of a discounted cash flow analysis and the guideline company approach. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies; and (b) the selection of valuation multiples as they apply to the reporting unit characteristics. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

For the annual assessment in 2021, we bypassed the optional qualitative impairment assessment (step zero) and performed a quantitative assessment. Based on the results of the quantitative assessment performed, the fair value of the reporting unit exceeded its carrying amount. For the annual assessment in 2020, there were no indicators of impairment noted. Accordingly, no impairment charges related to goodwill were recognized during all periods presented in the consolidated financial statements.

Share-based compensation

We apply ASC 718, Share-based Payments. ASC 718 requires awards classified as equity awards to be accounted for using the estimated grant date fair value. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the consolidated statements of operations includes compensation expense for share-based awards granted based on the estimated grant date fair value. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

●	Fair Value of Common Stock - To determine the grant date fair value of our Common Stock, we use the closing market price of our Common Stock at the grant date.

●	Expected Term - Expected term is estimated based on our prior five years of historical data regarding expired, forfeited or if applicable, exercise behavior.

●	Expected Volatility - Since we have limited historical basis for determining our own volatility, the expected volatility assumption was based on the average historical volatility of a representative peer group, which includes consideration of the peer company’s industry, market capitalization, state of life cycle and capital structure.

●	Expected Dividend Yield - The dividend yield assumption is based on our history and our expectation of no dividend payouts.

●	Risk-Free Interest Rate - The risk-free interest rate assumption is based upon observed interest rates appropriate for an equivalent remaining term equal to the expected life of the award.

Common Stock Warrants and Post-Combination Warrants

We evaluated the Public Warrants and private placement warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued in connection with the IPO and the Post-Combination Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Since the Common Stock Warrants and Post-Combination Warrants meet the definition of a derivative under ASC 815-40, we record these warrants as liabilities on the consolidated balance sheets within other long-term liabilities and measures these warrants at fair value at each reporting period date, with changes in their respective fair values recognized in other expense, net within the consolidated statements of operations. We used the Black-Scholes model to estimate the fair value of the Private Placement Warrants and a Monte Carlo simulation to estimate the fair value of the Post-Combination Warrants. The main assumptions used in these models were: stock price, exercise price, risk free rate, expected volatility and dividend yield.

Convertible Notes

We account for the embedded derivatives at fair value under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings.

We evaluated the guidance in ASC 815 and concluded the conversion option is not considered indexed to our own stock. As a result, the redemption feature and conversion option were bifurcated from the Convertible Notes and are separately measured at fair value at each reporting period within other long-term liabilities in the consolidated balance sheets with changes in their respective fair values recognized in other expense, net within the consolidated statements of operations.

We utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at issuance date and as of the December 30, 2021 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include: stock price, conversion strike price, volatility, dividend yield, risk free rate, debt discount rate, coupon interest rate, face amount and the probability of fundamental change.

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

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authorities. We do not have any other material uncertain tax positions. We recognize interest accrued related to unrecognized tax benefits, if any, in interest expense and penalties in operating expenses.

Recent Accounting Pronouncements

Refer to Note 2 of our audited consolidated financial statements included in this Annual Report on Form 10-K for further information on accounting pronouncements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we have chosen to rely on certain reduced reporting requirements applicable to emerging growth companies, including, among other things, we are not required to (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of New Beginnings’ initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

We will remain an “emerging growth company” under the JOBS Act until the earliest of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of New Beginnings’ initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) when we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

AIRSPAN NETWORKS HOLDINGS INC.

All other financial statement schedules for Airspan Networks Holdings Inc. have been omitted because they are not applicable, or because the information required is included in the respective consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Airspan Networks Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Airspan Networks Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Fort Lauderdale, Florida

April 8, 2022

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$62,937	$18,196
Restricted cash	185	422
Accounts receivable, net of allowance of $309 and $374 at December 31, 2021 and 2020, respectively	57,980	70,621
Inventory	17,217	12,019
Prepaid expenses and other current assets	18,833	8,602
Total current assets	157,152	109,860
Property, plant and equipment, net	7,741	4,833
Goodwill	13,641	13,641
Intangible assets, net	6,438	7,629
Right-of-use assets, net	6,585	7,882
Other non-current assets	3,942	3,837
Total assets	$195,499	$147,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$29,709	$36,849
Deferred revenue	2,902	7,521
Other accrued expenses	26,967	22,538
Senior term loan, current portion	3,187	–
Subordinated debt	10,577	10,065
Current portion of long-term debt	275	298
Total current liabilities	73,617	77,271
Long-term debt	–	2,087
Subordinated term loan - related party	37,991	34,756
Senior term loan	37,876	36,834
Convertible debt	41,343	–
Other long-term liabilities	20,924	17,147
Total liabilities	211,751	168,095

Commitments and contingencies (Note 15)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 72,335,952 and 59,710,047 shares issued and outstanding at December 31, 2021 and 2020, respectively	7	6
Additional paid-in capital	749,592	674,906
Accumulated deficit	(765,851)	(695,325)
Total stockholders’ deficit	(16,252)	(20,413)
Total liabilities and stockholders’ deficit	$195,499	$147,682

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

	Year Ended December 31,
	2021	2020
Revenues:
Products and software licenses	$151,172	$134,338
Maintenance, warranty and services	26,111	38,617
Total revenues	177,283	172,955

Cost of revenues:
Products and software licenses	95,442	84,375
Maintenance, warranty and services	3,870	4,477
Total cost of revenues	99,312	88,852

Gross profit	77,971	84,103

Operating expenses:
Research and development	63,350	52,858
Sales and marketing	33,839	28,738
General and administrative	40,878	16,555
Amortization of intangibles	1,191	1,733
Loss on sale of assets	–	22
Total operating expenses	139,258	99,906

Loss from operations	(61,287)	(15,803)

Interest expense, net	(12,813)	(6,422)
Change in fair value of warrant liability and derivatives, net	4,116	(3,322)
Gain on extinguishment of debt	2,096	–
Other expense, net	(3,328)	(878)

Loss before income taxes	(71,216)	(26,425)

Income tax benefit	690	782

Net loss	$(70,526)	$(25,643)

Loss per share - basic and diluted	$(1.09)	$(0.43)
Weighted average shares outstanding - basic and diluted	64,509,718	59,710,047

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS INC.

consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ deficit

(in thousands, except for share data)

	Convertible Preferred Stock
	Series B Shares	Series B-1 Shares	Series C Shares	Series C-1 Shares	Series D Shares	Series D-1 Shares	Series D-2 Shares	Series E Shares	Series E-1 Shares	Series F Shares	Series F-1 Shares	Series G Shares	Series H Shares	Total Shares	Total Mezzanine Equity
Balance at December 31, 2019 (as previously reported)	72,123	—	416,667	—	1,450,993	325,203	—	615,231	393,511	352,076	46,325	—	—	3,672,129	$309,923
Retrospective application of the recapitalization due to the Business Combination (Note 3)	(72,123)	—	(416,667)	—	(1,450,993)	(325,203)	—	(615,231)	(393,511)	(352,076)	(46,325)	—	—	(3,672,129)	$(309,923)
Balance at December 31, 2019 (effect of Business Combination)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—

Balance at December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—

Balance at December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ deficit (continued)

(in thousands, except for share data)

	Legacy Airspan Common Stock			Common Stock		Additional
	Common Shares	Common B Shares	Par Value	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019 (as previously reported)	202,582	466,952	$—	—	$—	$308,788	$(669,682)	$(360,894)
Retrospective application of the recapitalization due to the Business Combination (Note 3)	(202,582)	(466,952)	—	59,710,047	6	363,475	—	363,481
Balance at December 31, 2019, effect of Business Combination (Note 3)	—	—	$—	59,710,047	$6	$672,263	$(669,682)	$2,587
Net loss	—	—	—	—	—	—	(25,643)	(25,643)
Share-based compensation expense	—	—	—	—	—	2,643	—	2,643
Balance at December 31, 2020	—	—	$—	59,710,047	$6	$674,906	$(695,325)	$(20,413)
Net loss	—	—	—	—	—	—	(70,526)	(70,526)
Issuance of Series H preferred stock and warrants, net of issuance costs	—	—	—	—	—	647	—	647
Exercise of common stock options	—	—	—	327,954	—	1,074	—	1,074
Extinguishment of pre-combination warrant liability in connection with the Reverse Recapitalization	—	—	—	—	—	10,291	—	10,291
Business Combination and PIPE financing, net of redemptions and equity issuance costs of $27.0 million	—	—	—	12,297,951	1	52,097	—	52,098
Share-based compensation expense	—	—	—	—	—	10,577	—	10,577
Balance at December 31, 2021	—	—	$—	72,335,952	$7	$749,592	$(765,851)	$(16,252)

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,526)	$(25,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,294	4,640
Foreign exchange (gain) loss on long-term debt	(14)	26
Gain on extinguishment of debt	(2,096)	—
Change in fair value of warrants and derivatives	(7,940)	—
Share-based compensation expense	10,577	2,643
Loss on disposal of property, plant and equipment	22	3
Bad debt expense	289	5
Total adjustments	5,132	7,317

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	12,352	(30,345)
(Increase) decrease in inventory	(5,198)	5,123
Decrease in prepaid expenses and other current assets	(6,547)	(517)
Increase in other operating assets	(105)	(380)
(Decrease) increase in accounts payable	(10,790)	12,012
Increase in deferred revenue	(4,619)	(2,514)
Increase in other accrued expenses	4,429	5,104
Increase in other long-term liabilities	616	5,889
Increase in accrued interest on long-term debt	8,571	3,587
Net cash used in operating activities	(66,685)	(20,367)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,033)	(2,226)
Net cash used in investing activities	(6,033)	(2,226)

Cash flows from financing activities:
Repayments of line of credit, net	—	(1,993)
Borrowings under senior term loan	—	6,005
Borrowings under other long-term debt	—	2,073
Proceeds from the Business Combination, issuance of convertible debt and PIPE financing, net of issuance costs paid	115,501	—
Proceeds from the exercise of stock options	1,074	—
Proceeds from the sale of Series G stock, net	—	21,913
Proceeds from the sale of Series H stock, net	505	8,074
Proceeds from the issuance of Series H warrants	142	2,126
Net cash provided by financing activities	117,222	38,198

Net increase in cash, cash equivalents and restricted cash	44,504	15,605

Cash, cash equivalents and restricted cash, beginning of year	18,618	3,013

Cash, cash equivalents and restricted cash, end of year	$63,122	$18,618

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$(12,809)	$(6,363)
Cash paid for income taxes, net of cash received from R&D tax credit refunds	$(73)	$—
Cash received from R&D tax credit refunds, net of cash paid for income taxes	$—	$241
Operating cash flows from operating leases	$(3,006)	$(2,857)
Lease liability obtained in exchange for obtaining right-of-use assets	$796	$—

Supplemental disclosure of non-cash financing activities:
Reclassification of redeemable convertible preferred stock warrants to additional paid-in capital	$10,291	$—
Non-cash net liabilities assumed from business combination	$38	$—
Issuance of preferred stock upon conversion of debt	$—	$23,571
Conversion of debt to preferred stock	$—	$(23,571)
Assignment of line of credit to new lender under Senior term loan	$—	$32,940

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO Consolidated FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION

Business

On August 13, 2021 (the “Closing”), Airspan Networks Holdings Inc. (formerly New Beginnings Acquisition Corp.) (the “Company”) consummated its previously announced business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”) (See Note 3). In connection with the Closing of the Business Combination, the Company changed its name to Airspan Networks Holdings Inc. Unless the context otherwise requires, references to “Airspan”, the “Company”, “us”, “we”, “our” and any related terms prior to the Closing of the Business Combination are intended to mean Legacy Airspan and its consolidated subsidiaries, and after the Closing of the Business Combination, Airspan Networks Holdings Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires, references to “New Beginnings” and “NBA” are references to New Beginnings Acquisition Corp., the Company’s name prior to the Closing.

The Company designs and produces wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations. Airspan provides Radio Access Network (“RAN”) products based on Open Virtualized Cloud Native Architectures, that support technologies including 5G new radio (“5G NR”) and Long-Term Evolution (“LTE”), and Fixed Wireless standards, operating in licensed, lightly-licensed and unlicensed frequencies.

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

Basis of Presentation and Principles of Consolidation

The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiaries and Airspan IP Holdco LLC (“Holdco”) – 99.8% owned by Airspan. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or loss of Holdco. The non-controlling interest in net assets of this subsidiary, and the net income or loss attributable to the non-controlling interest, were not recorded by the Company as they are considered immaterial. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company accounts for its investment in a wholly-owned subsidiary, Dense Air Ltd. (“Dense Air”), as an equity method investment. (See Note 23).

Liquidity

The Company has historically incurred losses from operations. In the past, these losses have been financed through cash on hand, or capital raising activities, including borrowings or the sale of newly issued shares.

The Company had $157.2 million of current assets and $73.6 million of current liabilities at December 31, 2021. During the year ended December 31, 2021, the Company used $66.7 million in cash flow from operating activities. The Company is investing heavily in 5G research and development, and the Company expects to continue to use cash from operations through the year ended December 31, 2022 and the first half of 2023. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 9 and 11) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

Going concern

The accompanying consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. As discussed in Notes 11 and 12, the Company’s senior term loan and Convertible Notes require certain prospective financial covenants to be met. The Company’s business plan for 2022 contemplates increased revenue and reduced operating losses to achieve satisfaction of the financial covenants. Given the continued uncertainty in the global markets, in the event that the Company was unable to achieve these prospective covenants, the Company’s senior term loan (see Note 11), Convertible Notes (see Note 12) and the subordinated term loan (see Note 10) could become due prior to the maturity date. As of December 31, 2021, the Company was not in compliance with the respective covenants of both the Convertible Notes and senior term loan; however, the Company was granted a waiver from compliance for these covenants as of December 31, 2021.

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

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with short-term disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and has caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. The Company cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on its 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact the Company’s results.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity, or remaining maturity when acquired, of three months or less to be cash equivalents. Cash and cash equivalents are all maintained in bank accounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$62,937	$18,196
Restricted cash	185	422
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$63,122	$18,618

Restricted cash consists of cash on deposit and cash pledged as collateral to secure the guarantees described in Note 11. The cash on deposit balance reflects the remaining balance available of the senior term loan (see Note 11) that is solely for the purpose of financing the manufacture of products for a specific customer’s network. Restricted cash balances were as follows (in thousands):

	December 31,
	2021	2020
Customer and supplier guarantees	$175	$298
Landlord guarantees	10	124
Total	$185	$422

Accounts receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors, such as historical experience, credit quality, country risk, current level of business, age of the accounts receivable and current economic conditions. The Company regularly analyzes its customer accounts overdue more than 90 days, and when it becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance to reduce the related receivable to the amount it reasonably believes to be collectible. When collection efforts cease or collection is considered remote, the account and related allowance are written off.

There were no sales of accounts receivable during the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold certain accounts receivable balances that had a carrying value of approximately $11.5 million to an unrelated third party. The transfers were accounted for as sales, and the Company has no continuing involvement with the transferred assets. During 2020, the Company recorded losses of $22.0 thousand related to these sale transactions, which represents the difference between the receivable carrying amount and cash received. These losses are included in loss on sale of assets in the accompanying consolidated statements of operations.

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

Goodwill

Goodwill is the result of a business combination that occurred in 2018 (See Note 7). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment date is December 1. For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a combination of a discounted cash flow analysis and the guideline company approach. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of the Company’s reporting units rely on: (a) the selection of similar companies; and (b) the selection of valuation multiples as they apply to the reporting unit characteristics. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

For the annual assessment in 2021, the Company bypassed the optional qualitative impairment assessment (step zero) and performed a quantitative assessment. Based on the results of the quantitative assessment performed, the fair value of the reporting unit exceeded its carrying amount. For the annual assessment in 2020, there were no indicators of impairment noted in the qualitative assessment performed. Accordingly, no impairment charges related to goodwill were recognized during all periods presented in the consolidated financial statements.

Intangible assets, net

The Company’s intangible assets are primarily the result of business combinations and include acquired developed technology, customer relationships, trademarks and non-compete agreements. These are amortized utilizing a straight-line method over their estimated useful lives. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. There is no residual value associated with the Company’s finite-lived intangible assets.

The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Impairment of long-lived assets.”

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected undiscounted future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected undiscounted future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment was recorded during the years ended December 31, 2021 and 2020.

Other non-current assets

Other non-current assets represent the value of funded employee severance benefit accounts and deposits issued to landlords. Eighteen employees are entitled to one month of the employee’s current salary, multiplied by the number of years of employment. The Company accrues a liability for this obligation and funds an employee severance benefit account monthly. The value of these funds is recorded in other non-current assets in the Company’s consolidated balance sheets and the liability is recorded in other long-term liabilities. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn by the employee only upon the fulfillment of the obligation pursuant to labor law or agreements.

Right-of-use assets and lease liabilities

The Company has both cancelable and noncancelable operating leases for office space, vehicles and office equipment. The Company records leases in accordance with ASC 842, Leases, (“ASC 842”). The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. (See Note 15 for further details on the right-of-use assets and lease liabilities.)

Convertible Notes

Concurrent with the Business Combination, the Company issued convertible notes. Refer to Notes 3 and 12 for further discussion on the convertible notes. The convertible notes are accounted for as a liability under the traditional convertible debt model and measured at amortized cost under Accounting Standard Codification (“ASC”) 470-20.

The Company accounts for the embedded derivatives at fair value under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, an embedded feature in a debt instrument that meets the definition of a derivative is fair valued at issuance and remeasured at each reporting period with changes in fair value recognized in earnings.

The Company evaluated the guidance in ASC 815 and concluded the conversion option is not considered indexed to the Company’s own stock. As a result, the redemption feature and conversion option were bifurcated from the Convertible Notes and are separately measured at fair value at each reporting period within other long-term liabilities in the consolidated balance sheets with changes in their respective fair values recognized in other expense, net within the consolidated statements of operations.

Common Stock Warrants and Post-Combination Warrants

The Company evaluated the public warrants (the “Public Warrants”) and private placement warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued in connection with NBA’s initial public offering, the Company’s warrants which are exercisable to purchase a share of the Company’s common stock (the “Common Stock”) at an exercise price of $12.50 per share (the “Post-Combination $12.50 Warrants”), the Company’s warrants which are exercisable to purchase a share of Common Stock at an exercise price of $15.00 per share (the “Post-Combination $15.00 Warrants”) and the Company’s warrants which are exercisable to purchase a share of Common Stock at an exercise price of $17.50 per share (the “Post-Combination $17.50 Warrants” and, together with the Post-Combination $12.50 Warrants and the Post-Combination $15.00 Warrants, the “Post-Combination Warrants”) under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Since the Common Stock Warrants and Post-Combination Warrants meet the definition of a derivative under ASC 815-40, the Company records these warrants as liabilities on the consolidated balance sheets within other long-term liabilities and measures these warrants at fair value at each reporting period date, with changes in their respective fair values recognized in other expense, net within the consolidated statements of operations.

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

Contract assets are included within other current assets and contract liabilities are included in deferred revenue in our consolidated balance sheets.

Costs to Obtain or Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel and sales agent commissions that are incremental to obtaining customer contracts, for which the related revenue is recognized over a future period. These costs are incurred on initial sales of product, maintenance and professional services and maintenance and support contract renewals. The Company defers these costs and amortizes them over the period of benefit, which the Company generally considers to be the contract term or length of the longest delivery period as contract capitalization costs in the consolidated balance sheets. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period as commissions paid on renewals are commensurate with commissions paid on initial sales transactions. Costs to obtain contracts and capitalized costs to fulfil contracts were not significant for the years ended December 31, 2021 and 2020. Costs to obtain a contract for development and engineering service contracts are expensed as incurred in accordance with the practical expedient as the contractual period of these contracts are generally one year or less.

Warranty liabilities

The Company provides a limited warranty for periods, usually ranging from 12 to 24 months, to all purchasers of its new products. Warranty expense is accrued on the sale of products and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors.

Foreign currency

The U.S. dollar is the functional currency of all of the Company’s foreign subsidiaries. Foreign currency denominated monetary assets and liabilities of subsidiaries for which the U.S. dollar is the functional currency are remeasured based on exchange rates at the end of the period. Non-monetary assets and liabilities of these operations are remeasured at historical rates in effect when the asset was recognized or the liability was incurred. Revenues and expenses for foreign entities transacted in local currency are remeasured at average exchange rates in effect during each period. The resulting remeasurement gains and losses are recognized within other expense, net on the Company’s consolidated statements of operations.

The Company recorded foreign currency losses of $3.0 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively, in other expense, net.

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

In addition, the Company maintains various bank accounts in various foreign countries, which are not insured. The Company has not incurred any losses on these uninsured foreign bank accounts, and management believes it is not exposed to any significant credit risk regarding these accounts. Cash and restricted cash balances were as follows (in thousands):

	December 31,
	2021	2020
Cash in U.S. dollars in U.S. banks	$58,755	$15,997
Cash in foreign banks and foreign currency	4,359	2,612
Petty cash	8	9
Total	$63,122	$18,618

The Company’s accounts receivable are derived from sales of its products, and approximately 72% and 75% of product sales were to non-U.S. customers for the years ended December 31, 2021 and 2020, respectively. Three customers accounted for $39.8 million or 69% of the net accounts receivable balance at December 31, 2021 and two customers accounted for $52.6 million or 75% of the net accounts receivable balance at December 31, 2020. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 63% and 69% of revenue in 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the Company had two customers each year whose revenue was greater than 10% of the year’s total.

The Company received 93% and 61% of goods for resale from five suppliers in 2021 and 2020, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

Share-based compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of operations on a straight-line basis over the requisite service periods, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see Note 17). The Company uses authorized and unissued shares to meet share issuance requirements.

Employee stock options generally vest ratably over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of the passage of time. Awards of restricted stock that vest only by the passage of time will generally vest ratably over four years from the date of grant.

Segment reporting

The Company operates as a single segment, the development and supply of broadband wireless products and technologies. This is based on the objectives of the business and how our chief operating decision maker, the Chief Executive Officer, monitors operating performance and allocates resources.

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authorities. The Company does not have any other material uncertain tax positions.

The Company recognizes accrued interest related to unrecognized tax benefits, if any in interest expense and penalties in operating expenses. As of December 31, 2021 and 2020, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

Other taxes

Taxes on the sale of products and services to U.S. customers are collected by the Company as an agent and recorded as a liability until remitted to the respective taxing authority. For sales in applicable countries outside the U.S., the Company is subject to value added tax (VAT). These taxes have been presented on a net basis in the consolidated financial statements.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy (see Note 14).

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

Advertising expense

Advertising is expensed as incurred. Advertising expense is included in sales and marketing in the consolidated statements of operations and amounted to $0.9 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Recent accounting pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04 (amended by ASU 2019-10), “Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment.” which simplifies the test for goodwill impairment by removing the second step of the test. There is a one-step qualitative test, and this ASU does not amend the optional qualitative assessment of goodwill impairment. The new standard was adopted by the Company on January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” which requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. The new standard was adopted by the Company on January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifies and amends the existing guidance. The new standard was adopted by the Company on January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard will be adopted by the Company on January 1, 2022. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. The new standard will be adopted by the Company on January 1, 2022. The new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new standard must be adopted by the Company no later than December 1, 2022, with early adoption permitted. The potential adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (amended by ASU 2019-10), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with current-year presentation. These reclassifications had no effect on the Company’s net loss or cash flows from operations.

3.	THE BUSINESS COMBINATION

On August 13, 2021, the Company and Legacy Airspan completed the Business Combination, with Legacy Airspan surviving the Business Combination as a wholly-owned subsidiary of the Company, and the Company was renamed Airspan Networks Holdings Inc. Cash proceeds from the Business Combination totaled approximately $115.5 million, which included funds held in NBA’s trust account and the completion of the concurrent private placement of shares of Common Stock (the “PIPE” or “PIPE Financing”) and sale of the Company’s senior secured convertible notes (the “Convertible Notes Financing”).

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

At Closing, the Company filed a second amended and restated certificate of incorporation (the “Restated Certificate of Incorporation”). Among other things, the Restated Certificate of Incorporation increased the number of shares of (a) Common Stock the Company is authorized to issue from 100,000,000 shares to 250,000,000 shares and (b) preferred stock the Company is authorized to issue from 1,000,000 shares to 10,000,000 shares.

In connection with the Closing of the Business Combination, certain former stockholders of Legacy Airspan (the “Legacy Airspan Holders”) and certain NBA stockholders (the “Sponsor Holders”) entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”). Subject to certain exceptions, the Registration Rights and Lock-Up Agreement provided that 44,951,960 shares of Common Stock, as well as 2,271,026 Post-Combination $12.50 Warrants, 2,271,026 Post-Combination $15.00 Warrants and 2,271,026 Post-Combination $17.50 Warrants (and the shares of Common Stock issuable upon exercise of such Post-Combination Warrants), in each case, held by the Legacy Airspan Holders were locked-up for a period of six months following the Closing, while the 2,750,000 shares of Common Stock held by the Sponsor Holders will be locked-up for a period of one year following the Closing, in each case subject to earlier release upon (i) the date on which the last reported sale price of the Common Stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period or (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property. The Registration Rights and Lock-Up Agreement also provided that the Private Placement Warrants and shares of Common Stock underlying the units sold by NBA in a private placement concurrent with its initial public offering (the “Private Placement Units”), along with any shares of Common Stock underlying the Private Placement Warrants, were locked-up for a period of 30 days following the Closing so long as such securities were held by the initial purchasers of the Private Placement Units or their permitted transferees.

The Company accounted for the Business Combination as a reverse recapitalization, which is the equivalent of Legacy Airspan issuing stock for the net assets of New Beginnings, accompanied by a recapitalization, with New Beginnings treated as the acquired company for accounting purposes. The determination of New Beginnings as the “acquired” company for accounting purposes was primarily based on the fact that subsequent to the Business Combination, Legacy Airspan comprised all of the ongoing operations of the combined entity, a majority of the governing body of the combined company and Legacy Airspan’s senior management comprised all of the senior management of the combined company. The net assets of New Beginnings were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Legacy Airspan. The shares and corresponding capital amounts and loss per share related to Legacy Airspan’s outstanding convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established pursuant to the Business Combination Agreement.

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $27.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2021.

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

At Closing, each Convertible Note, together with all accrued but unpaid interest, was convertible, in whole or in part, at the option of the holder, at any time prior to the payment in full of the principal amount (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share (see Note 12).

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of December 31, 2021:

Cash—Trust Account (net of redemptions of $101 million)	$15,184,107
Cash—Convertible Notes financing	48,669,322
Cash—PIPE Financing	75,000,000

Less: Underwriting fees and other issuance costs paid at Closing	(23,353,127)
Cash proceeds from the Business Combination	$115,500,302

Less: Non-cash net liabilities assumed from New Beginnings	(38,216)
Add: Non-cash net assets assumed from New Beginnings	3,684,000
Less: Non-cash fair value of Common Stock Warrants	(13,176,450)
Less: Non-cash fair value of Post-Combination Warrants	(1,980,000)
Less: Non-cash fair value of Convertible Notes issued	(48,273,641)
Less: Other issuance costs included in accounts payable and accrued liabilities	(3,618,792)

Additional paid-in-capital from Business Combination, net of issuance costs paid	$52,097,203

Summary of Shares Issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

New Beginnings shares of Common Stock outstanding prior to the Business Combination	14,795,000
Less: redemption of New Beginnings shares of Common Stock	(9,997,049)
Shares of Common Stock issued pursuant to the PIPE	7,500,000
Outstanding New Beginnings shares of Common Stock prior to the Business Combination, plus shares of Common Stock issued in PIPE Financing	12,297,951

Conversion of Legacy Airspan preferred stock	56,857,492
Conversion of Legacy Airspan common stock	1,182,912
Conversion of Legacy Airspan common restricted stock	339,134
Conversion of Legacy Airspan Class B common stock	1,340,611
Conversion of Legacy Airspan Class B restricted common stock	6,337
Total shares of Company Common Stock outstanding immediately following the Business Combination	72,024,437

The 5,815,796 Common Stock options exchanged for options to purchase Legacy Airspan Common Stock and Legacy Airspan Class B Common Stock, the restricted stock units (“RSUs”) with respect to 1,750,000 shares of Common Stock issued to the MIP Participants, and 4,257,718 shares of Common Stock reserved for issuance with future grants under the Company’s 2021 Stock Incentive Plan (the “2021 Plan”) are not issued shares and are not included in the table above.

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Year Ended December 31,
	2021	2020
Products sales	$148,160	$133,607
Non-recurring engineering (“NRE”)	12,527	16,007
Product maintenance contracts	6,798	11,796
Professional service contracts	6,786	10,814
Software licenses	1,758	255
Other	1,254	476
Total revenues	$177,283	$172,955

Revenue recognized at a point in time for NRE services amounted to $3.0 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. Revenue recognized over time for NRE services using a cost-based input method amounted to $9.5 million and $8.0 million for the years ended December 31, 2021 and 2020, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of December 31, 2021 and 2020 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2020	$1,000	$7,521
Balance as of December 31, 2021	7,673	2,902
Change	$6,673	$(4,619)

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2021 and 2020, deferred revenue (both current and noncurrent) of $2.9 million and $7.5 million, respectively, represents the Company’s remaining performance obligations, of which $2.5 million and $6.1 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the years ended December 31, 2021 and 2020, include the following (in thousands):

	Year Ended December 31,
	2021	2020
Amounts included in the beginning of year contract liability balance	$6,143	$3,576

Warranty Liabilities

Information regarding the changes in the Company’s product warranty liabilities for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	December 31,
	2021	2020
Balance, beginning of period	$1,019	$981
Accruals	957	826
Settlements	(691)	(788)
Balance, end of period	$1,285	$1,019

5.	INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Purchased parts and materials	$5,006	$4,476
Work in progress	401	442
Finished goods and consumables	11,810	7,101
Inventory net	$17,217	$12,019

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Plant, machinery and equipment	$34,149	$30,159
Furniture and fixtures	708	705
Leasehold improvements	2,676	2,469
	37,533	33,333
Accumulated depreciation	(29,792)	(28,500)
	$7,741	$4,833

Depreciation expense totaled approximately $3.1 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company has goodwill of $13.6 million resulting from its acquisition of Mimosa Networks, Inc. (“Mimosa”) in November 2018.

Intangible assets, net consists of the following (in thousands):

	Weighted	December 31, 2021
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(2,408)	$5,402
Customer relationships	6	2,130	(1,094)	1,036
Trademarks	2	720	(720)	—
Non-compete	3	180	(180)	—
Total acquired intangible assets		$10,840	$(4,402)	$6,438

	Weighted	December 31, 2020
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(1,627)	$6,183
Customer relationships	6	2,130	(739)	1,391
Trademarks	2	720	(720)	—
Non-compete	3	180	(125)	55
Total acquired intangible assets		$10,840	$(3,211)	$7,629

The Company’s intangible assets include internally developed technology, customer relationships, trademarks and non-compete agreements. Amortization expense related to the Company’s intangible assets amounted to $1.2 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

Estimated amortization expense for the next five years and thereafter related to the Company’s intangible assets is as follows (in thousands):

2022	$1,136
2023	1,136
2024	1,107
2025	781
2026	781
Thereafter	1,497
Total	$6,438

8.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Payroll and related benefits and taxes	$7,258	$6,812
Royalties	2,870	3,401
Agent and sales commissions	2,833	2,501
Right-of-use lease liability, current portion	2,599	2,671
Tax liabilities	1,611	1,967
Product warranty liabilities	1,285	1,019
Product marketing	752	869
Manufacturing subcontractor costs	2,165	1,243
Legal and professional services	2,275	221
Other	3,319	1,834
Other accrued expenses	$26,967	$22,538

9.	SUBORDINATED DEBT

On August 6, 2015, Legacy Airspan issued Golden Wayford Limited a $10.0 million subordinated Convertible Promissory Note (the “Golden Wayford Note”) pursuant to a Subordinated Convertible Note Purchase Agreement. The Golden Wayford Note was amended and restated on November 28, 2017, to reduce the interest rate thereon and to reflect the application of the payment of $1.0 million of principal on such note. The Golden Wayford Note had an original maturity date of February 16, 2016, which through subsequent amendments was extended to June 30, 2020. The conversion rights related to this agreement expired on its maturity date, June 30, 2020, and on this date the loan was reclassified from Subordinated Convertible Debt to Subordinated Debt.

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 11). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note.

The Company had subordinated debt outstanding of $9.0 million, plus $1.6 million and $1.1 million of accrued interest as of December 31, 2021 and 2020, respectively.

10.	SUBORDINATED TERM LOAN – RELATED PARTY

On February 9, 2016, Legacy Airspan entered into a $15.0 million subordinated term loan agreement with a related party (the “Subordinated Term Loan Agreement”) that was due to mature on February 9, 2018. On July 12, 2016, Legacy Airspan entered into an additional $15.0 million Amendment No. 1 to the Subordinated Term Loan Agreement that was due to mature on February 9, 2018. On July 3, 2017, Legacy Airspan entered into Amendment No. 2 to the Subordinated Term Loan Agreement that extended the maturity date to June 30, 2019. On May 23, 2019, Legacy Airspan entered into Amendment No. 3 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2020. On March 30, 2020, Legacy Airspan entered into Amendment No. 4 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2021. On December 30, 2020, Legacy Airspan entered into Amendment No. 5 to the Subordinated Term Loan Agreement that extended the maturity date to the later of (a) December 30, 2024 and (b) 365 days after the maturity date of the Fortress Credit Agreement (as in effect on December 30, 2020) (see Note 11). The term loan is subordinate to the Fortress Credit Agreement (see Note 11).

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

The Company had subordinated term loan – related party outstanding of $30.0 million, plus $8.0 million and $4.8 million of accrued interest as of December 31, 2021 and 2020, respectively.

11.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa, Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and DBFIP ANI LLC (“Fortress”) became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility and a credit agreement with Fortress (the “Fortress Credit Agreement”) with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 12) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “March 2022 Fortress Amendment”) to, among other things, amend the financial covenants included in the Fortress Credit Agreement.

The Fortress Credit Agreement initial term loan total commitment of $34.0 million and a term loan commitment of $10.0 million were both funded to Legacy Airspan on December 30, 2020. Pursuant to the Fortress Credit Agreement, the Company may expand the term loan commitment by $20.0 million subject to the terms and conditions of the agreement. The maturity date of the total loan commitment is December 30, 2024. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contained a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021. Subsequent to December 29, 2021, the Company may prepay this loan but will incur a related fee in the amount of a make-whole amount of interest that would have been payable had such prepayment not been made.

To secure its obligations under the Fortress Credit Agreement, Fortress was assigned PWB’s security interest under the PWB Facility and the Company granted Fortress as security for the obligations a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

The Fortress Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investment, as defined in the Fortress Credit Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). Pursuant to the March 2022 Fortress Amendment, the financial covenants included in the Fortress Credit Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. As of December 31, 2021, the Company was not in compliance with all applicable covenants under the Fortress Credit Agreement; however, the Company was granted a waiver from compliance for these covenants as of December 31, 2021.

In connection with the Fortress Credit Agreement, the Company granted Fortress entities party to the Fortress Credit Agreement a warrant to purchase 55,284 shares of Legacy Airspan’s Series H Senior Convertible Preferred Stock at a purchase price of $61.50. See Note 16 for additional information about the Series H Senior Convertible Preferred Stock. These warrants were recorded at fair value and recorded as a discount to the debt and will be amortized over the term of the debt instrument.

The interest rate for Tranche 1 is based on the level of the Company’s Net EBITDA Leverage Ratio, as defined in the Fortress Credit Agreement. The initial applicable rate for Tranche 1 is set at Level V (see table below). After the initial applicable rate period, the relevant rate is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	LIBOR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 6.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 0.50%	The applicable rate is LIBOR plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%	The applicable rate is LIBOR plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%	The applicable rate is LIBOR plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is LIBOR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is LIBOR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

Interest with respect to Tranche 1 is payable monthly in accordance with the Cash Component/PIK Component split described in the foregoing table.

With respect to Tranche 2, the relevant applicable rate is five percent (5.00%) as of December 31, 2021, and is payable monthly as interest paid in kind.

The Company's senior term loan balance was $46.8 million and $44.0 million, inclusive of accrued interest of $2.5 million and $25 thousand, as of December 31, 2021 and 2020, respectively. Deferred financing fees of $5.9 million and $7.2 million are reflected as reductions of the outstanding senior term loan balance at December 31, 2021 and 2020, respectively.

12.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Airspan Networks Inc., Holdco, Airspan Networks (SG) Inc., Mimosa, Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization described in Note 3. Pursuant to the Fortress Convertible Note Agreement, $50.0 million was funded to the Company in exchange for the issuance of $50.0 million aggregate principal amount of Convertible Notes on August 13, 2021, the date of the reverse recapitalization. The Convertible Notes bear interest at 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes will mature on December 30, 2024 , unless earlier accelerated, converted, redeemed or repurchased. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

On March 29, 2022, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes.

Prior to the Fortress Convertible Note Agreement Amendment, the Convertible Notes, together with all accrued but unpaid interest thereon, were convertible, in whole or in part, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share. Pursuant to the Fortress Convertible Note Agreement Amendment, the conversion price with respect to the Convertible Notes was decreased to $8.00 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is also subject to a broad-based weighted average anti-dilution adjustment in the event the Company issues, or is deemed to have issued, shares of Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect. In addition, pursuant to the Fortress Convertible Note Agreement Amendment, if, during the period commencing on and including the date of the Fortress Convertible Note Agreement Amendment and ending on and including the 15-month anniversary of the date of the Fortress Convertible Note Agreement Amendment, there is no 30 consecutive trading day-period during which the average of the daily volume weighted average price of the Common Stock (“Daily VWAP”) for such 30 consecutive trading day-period (after excluding the three highest and the three lowest Daily VWAPs during such period) equals or exceeds $10.00 (as adjusted for stock splits, stock combinations, dividends, distributions, reorganizations, recapitalizations and the like), the conversion price with respect to the Convertible Notes will be reduced to the amount that such conversion price would otherwise have been had the conversion price with respect to the Convertible Notes been $6.00 on the date of the Fortress Convertible Note Agreement Amendment.

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of December 31 2021, the Company had convertible debt outstanding as shown below (in thousands):

December 31, 2021
Convertible Notes	$41,887
Accrued interest(a)	750
Subtotal	42,637
Loan discount costs	(1,294)
Total Convertible Notes	$41,343

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

As of December 31, 2021, the Company was not in compliance with all applicable covenants under the Fortress Convertible Note Agreement; however, the Company was granted a waiver from compliance for these covenants as of December 31, 2021. On March 29, 2022, we and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, the conversion price of the Convertible Notes and the optional redemption provisions of the Convertible Notes.

13.	LONG-TERM DEBT

As of December 31, 2021 and 2020, long-term debt consists of (in thousands):

	December 31,
	2021	2020
PPP Loan	$—	$2,087
Finnish Funding Agency for Technology and Innovation (“Tekes”)	431	458
	431	2,545
Less current portion – product development loans	(275)	(298)
Less accrued interest on product development loans – current	(156)	(160)
Total long-term debt	$—	$2,087

On April 27, 2020, under the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, administered by the Small Business Administration (“SBA”), Legacy Airspan entered into a promissory note of approximately $2.1 million with First Home Bank (“PPP Loan”). The promissory note bore interest at a rate of 1% and was payable in monthly installments of principal and interest over 18 months beginning seven months from the date of this promissory note and continuing on the 5th day of each month thereafter. A final payment of the entire unpaid balance of principal and interest was to be due on April 27, 2022, the maturity date. However, on March 8, 2021, Legacy Airspan applied for the promissory note to be forgiven by the SBA, in whole or in part, and was notified on June 10, 2021 that the SBA had approved Legacy Airspan’s application to forgive the entire loan and accrued interest. For the year ended December 31, 2021, the Company recorded a gain on extinguishment of debt for the PPP Loan of $2.1 million and the accrued interest of $23 thousand, respectively.

At both December 31, 2021 and 2020, there were two capital product development loans amounting to $0.3 million with Tekes, the main public funding organization for research and development in Finland.

The table below sets forth the contractual maturities of the Company’s debt for each of the five years subsequent to December 31, 2021 and thereafter (in thousands):

	Senior	Subordinated	Subordinated	Long-Term	Convertible
	Term Loan	Debt	Term Loan	Debt	Debt	Total
2022	$4,840	$10,577	$—	$275	$—	$15,692
2023	5,280	—	—	—	—	5,280
2024	36,351	—	—	—	41,343	77,694
2025	—	—	37,991	—	—	37,991
2026	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
	$46,471	$10,577	$37,991	$275	$41,343	$136,657
Unamortized debt issuance costs	(1,898)	—	—	—	—	(1,898)
Unamortized purchase discount	(3,510)	—	—	—	—	(3,510)
Total Debt	$41,063	$10,577	$37,991	$275	$41,343	$131,249

14.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the years ended December 31, 2021 and 2020. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

	Level in	December 31, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$62,937	$62,937	$18,196	$18,196
Restricted cash	1	185	185	422	422
Cash and investment in severance benefit accounts	1	3,687	3,687	3,567	3,567

Liabilities:
Subordinated term loan(a)	2	37,991	28,376	34,756	24,327
Subordinated debt(a)	2	10,577	7,674	10,065	6,624
Senior term loan(a)	2	41,063	43,276	36,834	37,948
Convertible debt	2	41,343	44,494	—	—
Long-term debt	2	—	—	2,087	2,087
Public Warrants	1	8,510	8,510	—	—
Warrants(b)	3	1,317	1,317	7,632	7,632

(a)	As of December 31, 2021 and 2020, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the senior term loan, subordinated term loan and subordinated debt were 13.8%, 17.16% and 16.83%, respectively, as of December 31, 2021. As of December 31, 2020, the senior term loan face value was adjusted for $4.7 million of original issue discounts and $1.4 million of fair value of Series H warrants issued to lenders pursuant to the Fortress Credit Agreement, resulting in the fair value of the senior term loan totaling $37.9 million, with a 12.8% implied yield. The implied yields of the subordinated term loan and subordinated debt were 17.0% and 16.6%, respectively, as of December 31, 2020.
(b)	As of December 31, 2021 and 2020, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants were as follows as of December 31, 2021:

	Post-Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$3.79	$3.79
Exercise price	$12.50 - $17.50	$11.50
Risk free rate	0.60%	1.20%
Expected volatility	67.6%	62.4%
Dividend yield	0.00%	0.00%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at issuance date and as of the December 31, 2021 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	December 31, 2021	Issuance Date
Assumptions:
Stock price	$3.79	$9.75
Conversion strike price	$12.50	$12.50
Volatility	51.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	0.97%	0.51%
Debt discount rate	13.80%	12.80%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	50,000	50,000
Contingent put inputs and assumptions:
Probability of fundamental change	25%	25%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants (a)	Conversion option derivative	Call and contingent put derivative
Beginning balance, December 31, 2020	$-	$-	$-
Warrants assumed in Business Combination	2,996
Issuance of convertible note payable derivative liabilities	-	7,473	639
Change in fair value	(1,679)	(6,130)	1,012
Ending balance, December 31, 2021	$1,317	$1,343	$1,651

(a)	The $7,632 thousand of Series D-1 and Series H warrants were converted as part of the Business Combination. Refer to Note 16 for a roll-forward.

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

The estimated fair value of long-term debt approximated its carrying amount because based on the arrangement of the financing of the debt and pursuant to the terms of the CARES ACT, the Company applied for this debt to be forgiven by the SBA in whole or in part.

15.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $70.9 million at December 31, 2021, the majority of which have expected delivery dates during the next six months.

Certain officers of the Company have change in control payments that they would be entitled to receive in the event of a change in control.

The Company’s operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate equal to the average interest rate of the Company’s existing debt facilities. The Company’s office leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of our leases include one or more options to renew the lease term at our sole discretion. The Company has included in the calculation of the Company’s lease liability or right-of-use lease assets options to renew that are reasonably certain of exercise.

The presentation of right-of-use assets and lease liabilities in the Company’s consolidated balance sheets is as follows (in thousands):

		December 31,
Leases	Classification	2021	2020
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$6,585	$7,882
Total leased assets		$6,585	$7,882

Liabilities
Current
Operating	Other accrued expenses	$2,599	$2,671
Noncurrent
Operating	Other long-term liabilities	4,160	5,424
Total lease liabilities		$6,759	$8,095

(1)	Operating right of-use lease assets are recorded net of accumulated amortization of $5.2 million and $2.8 million as of December 31, 2021 and 2020, respectively.

The Company has classified the lease components as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2021	2020
Operating lease cost	General and administrative	$3,007	$3,412
Amortization of right of use assets	General and administrative	2,450	2,842
Interest on lease liabilities	General and administrative	500	555
Total lease cost		$5,957	$6,809

Short-term lease costs amounted to $0.2 million for both years ended December 31, 2021 and 2020 and is included in general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2021 are as follows (in thousands):

2022	$2,613
2023	2,146
2024	2,115
2025	532
2026	15
Thereafter	—
Total lease payments	7,421
Less: Interest	(662)
Present value of lease liabilities	$6,759

The weighted average remaining lease term at December 31, 2021 is as follows:

Weighted Average Remaining Lease Term (Years)	December 31, 2021
Operating leases	3.01 years

Average Discount Rate
Operating leases	6.76%

The Company had bank guarantees with its landlords and customers totaling $0.6 million as of both December 31, 2021 and 2020. The guarantees secure payment or performance obligations of the Company under contracts. At December 31, 2021, the Company had pledged cash to the banks as collateral for guarantees aggregating $0.1 million, which is substantially all recorded as other non-current assets.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland (See Note 13), for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Finland Oy. These uncollateralized loans totaled $0.4 million at December 31, 2021, which includes $0.2 million of accrued interest.

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

On October 14, 2019, Barkan Wireless IP Holdings, L.P. (“Barkan”) filed a suit against Sprint Corporation and related entities (“Sprint”) in the United States District Court for the Eastern District of Texas alleging patent infringement based in part on two of the Company’s products, Airave 4 and Magic Box Gold. See Barkan Wireless IP Holdings, L.P. v. Sprint Corporation et al, Case No. 2:19-cv-00336-JRG (E.D. Tex.). On March 26, 2021, after a settlement between Barkan and Sprint, the court granted an agreed motion to dismiss and the case was closed. Sprint has demanded that the Company indemnify Sprint $3,870,000 for a portion of the amounts Sprint paid to defend and settle the case. On April 27, 2021, Sprint gave notice that it intends to set-off amounts it owes the Company until Sprint’s indemnity demand is satisfied. The Company disputes Sprint’s indemnity demand and, on March 15, 2022, filed a complaint for breach of contract in the United States District Court for the District of Kansas. See Airspan Networks, Inc. v. Sprint/United Management Company, Case No. 2:22-cv-02104-JAR-ADM (D. Kan.).

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

16.	COMMON STOCK AND WARRANTS

Common Stock

As of December 31, 2021, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of December 31, 2021, there were 72,335,952 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors, payable either in cash, in property or in shares of capital stock. As of December 31, 2021, the Company had not declared any dividends.

At December 31, 2021, the Company had reserved shares of Common Stock for future issuance as follows:

Plans	Number of Shares
Warrants	21,145,000
Options and RSUs under employee stock plans	8,452,376
Future grants	3,059,623
Convertible Notes	4,680,500
Total Common Stock reserved for future issuance	37,337,499

Legacy Airspan Warrants

The Company accounted for Legacy Airspan convertible preferred stock warrants that have been earned and are exercisable into shares of Legacy Airspan’s convertible preferred stock as liabilities pursuant to ASC 480, “Distinguishing Liabilities from Equity” as the warrants were exercisable into shares of Legacy Airspan convertible preferred stock that were contingently redeemable upon events outside the control of Legacy Airspan. The warrant liability is included in other long-term liabilities on the accompanying consolidated balance sheets. The warrants are remeasured and recognized at fair value at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of other expense, net on the accompanying consolidated statements of operations.

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

In October 2015, Legacy Airspan issued warrants to purchase 487,805 shares of Legacy Airspan Series D Convertible Preferred Stock to holders of its Series D Convertible Preferred Stock with an exercise price of $61.50 per share, subject to certain performance requirements (the “Series D-1 Warrants”). In 2016, 325,203 of these warrants were exercised to purchase Legacy Airspan Series D Convertible Preferred Stock for cash, which immediately converted to Legacy Airspan Series D-1 Convertible Preferred Stock. Legacy Airspan accounted for the initial fair value of the Series D-1 warrants as a discount on the Legacy Airspan Series D Convertible Preferred Stock issuance and recorded a corresponding warrant liability. As of December 31, 2020, the remaining 162,601 Series D-1 Warrants had met the performance criteria.

In June 2014, Legacy Airspan issued warrants to purchase 203,252 shares of Legacy Airspan Series D Convertible Preferred Stock (originally 12,500 taking effect for 16.26 to 1 stock split) to holders of Legacy Airspan Series D Convertible Preferred Stock with an exercise price of $61.50 per share, subject to certain performance requirements (the “Series D Warrants”). These warrants were unvested at December 31, 2020 as the performance criteria had not been met and therefore, no liability has been recorded with respect to these instruments.

As of December 31, 2020, the Series D Warrants, Series D-1 Warrants and Series H warrants fair values were determined using a hybrid scenario approach, including a Monte Carlo simulation.

The Series D Warrants expired and the Series D-1 Warrants and Series H warrants were converted as part of the Closing of the Business Combination (Note 3) and ceased to exist after the Business Combination. As a result, no Legacy Airspan warrants were issued and outstanding as of December 31, 2021:

	Legacy Airspan Warrants Outstanding
	Series D	Series D-1	Series H
Outstanding as of December 31, 2019	203,252	162,601	—
Issuance of warrants	—	—	139,428
Outstanding as of December 31, 2020	203,252	162,601	139,428
Issuance of warrants	—	—	6,503
Warrants expired	(203,252)	—	—
Conversion of warrants in Business Combination	—	(162,601)	(145,931)
Outstanding as of December 31, 2021	—	—	—

The change in fair value of the Legacy Airspan warrant liability during the year ended December 31, 2021 (in thousands) was:

	Warrant Liability
(in thousands)	Series D-1	Series H	Total
As of December 31, 2019	$764	$—	$764
Fair value of warrants at issuance	—	3,523	3,523
Increase in fair value	3,345	—	3,345
As of December 31, 2020	$4,109	$3,523	$7,632
Fair value of warrants at issuance	–	142	142
Increase in fair value	2,054	463	2,517
Conversion of warrants in Business Combination	(6,163)	(4,128)	(10,291)
As of December 31, 2021	$–	$–	$–

Common Stock Warrants

As of December 31, 2021, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

As part of NBA’s initial public offering, 11,500,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on August 13, 2026 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Simultaneously with the Company’s initial public offering, NBA consummated a private placement of 545,000 Private Placement Warrants with its sponsor. The Private Placement Warrants are exercisable for one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants, except that, so long as the Private Placement Warrants are held by the initial purchaser or its permitted transferees, the Private Placement Warrants: (1) may be exercised for cash or on a cashless basis; (2) may not be transferred, assigned or sold until thirty (30) days after the date of the Closing; and (3) may not be redeemed.

Post-Combination Warrants

As of December 31, 2021, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of December 31, 2021, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, as further described below, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

The Company, at its option, may redeem all, but not less than all, of the Post-Combination $12.50 Warrants, at the price of $0.01 per Post-Combination $12.50 Warrant if the last sales price of the Common Stock reported has been at least $12.50 per share, subject to adjustment per the terms of the Post-Combination $12.50 Warrant, on each of 20 trading days within the 30 trading day period commencing once the Post-Combination $12.50 Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. The Company may, at its option, redeem all, but not less than all, of the Post-Combination $15.00 Warrants, at the price of $0.01 per Post-Combination $15.00 Warrant if the last sales price of the Common Stock reported has been at least $15.00 per share, subject to adjustment per the terms of the Post-Combination $15.00 Warrant, on each of 20 trading days within the 30 trading day period commencing once the Post-Combination $15.00 Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. The Company may, at its option, redeem all, but not less than all, of the Post-Combination $17.50 Warrants, at the price of $0.01 per Post-Combination $17.50 Warrant if the last sales price of the Common Stock reported has been at least $17.50 per share, subject to adjustment per the terms of the Post-Combination $17.50 Warrant, on each of 20 trading days within the 30 trading day period commencing once the Post-Combination $17.50 Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. The Company must mail a notice of redemption to the holders of Post-Combination Warrants being redeemed not less than 30 days prior to the redemption date. The Company may only exercise its option to redeem the Post-Combination Warrants if there is an effective registration statement covering the shares of Common Stock issuable upon exercise of the Post-Combination Warrants, and a current prospectus relating thereto, during the 30-day redemption period. The Post-Combination Warrants may be exercised for cash, or on a cashless basis, at any time after the notice of redemption has been given by the Company prior to the redemption date.

17.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. There are 6,007,718 shares of Common Stock authorized for issuance under the 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of December 31, 2021, there were 11.5 million shares of Common Stock reserved under the Plans.

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. Employee stock options (“stock options”) granted under the Plans generally vest ratably over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is Common Stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock (“RSAs”) that vest only by the passage of time will generally vest one year following the Business Combination. RSUs represent the right to receive Common Stock upon satisfaction of the passage of time. Awards of RSUs that vest only by the passage of time will generally vest ratably over three years from the date of grant; however, the awards of RSUs granted to the MIP Participants in the Business Combination vest one year following the Closing of the Business Combination.

The following table summarizes the number of authorized, unissued shares of Common Stock, under the Plans, as of December 31, 2021:

Plans	Number of Shares
Total awards available to be issued	3,059,623
Total awards outstanding	8,452,376
Total Common Stock reserved for future issuance under employee stock plans	11,511,999

The following table summarizes share-based compensation expense for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Research and development	$1,812	$854
Sales and marketing	1,925	561
General and administrative	6,759	1,172
Cost of sales	81	56
Total share-based compensation	$10,577	$2,643

Common Stock Options

The value of each stock option grant is estimated on the grant date using the Black-Scholes option pricing model (“BSM”). The option pricing model requires the input of highly subjective assumptions, as detailed below:

●	Grant date fair value: the Company uses the closing market price of its Common Stock at the grant date;

●	Expected volatility: since the Company has limited historical basis for determining its own volatility, the expected volatility assumption was based on the average historical volatility of a representative peer group, which includes the consideration of the peer company’s industry, market capitalization, state of life cycle, and capital structure;

●	Risk-free interest rates: based upon observed interest rates appropriate for the term of the Company’s stock options;

●	Expected term: estimated based on the Company’s prior five years of historical data regarding expired, forfeited or if applicable, exercise behavior; and

●	Expected dividend yield: based on the Company’s history and expectation of no dividend payouts.

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Weighted-average grant date price of our common stock (per share)	$3.99	$12.78
Risk-free interest rate	1.19%	0.55%
Expected volatility	33.0%	68.0%
Expected term (in years)	5	5
Expected dividend yield	—%	—%

The following table sets forth the activity for all stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2020	5,500,135	$3.99	6.79	$2.37
Granted	498,164	6.36		3.99
Exercised	(327,954)	3.28		1.62
Forfeited	(96,167)	5.39		2.88
Expired	(84,686)	3.31		1.72
Outstanding, December 31, 2021(a)	5,489,492	$4.23	6.05	$2.27
Exercisable, December 31, 2021(b)	3,939,056	$3.85	5.24	$1.98

(a)	The aggregate intrinsic value of all stock options outstanding as of December 31, 2021 was $2.2 million.
(b)	The aggregate intrinsic value of all vested/exercisable stock options as of December 31, 2021 was $2.2 million.

As of December 31, 2021, there was $3.6 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.15 years.

Restricted Stock Awards

The following table sets forth the activity for all RSAs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2020	337,187	$3.83
Granted	371,037	9.51
Forfeited	(356,393)	4.04
Outstanding (nonvested), December 31, 2021	351,831	$9.63

As of December 31, 2021, there was $2.1 million of unrecognized compensation expense related to RSAs to be recognized over a weighted average period of 0.62 years.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per share. The RSUs granted in connection with the MIP vest one year after the date of the grant.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2020	—	$—
Granted	2,964,884	8.60
Forfeited	(2,000)	6.94
Outstanding (nonvested), December 31, 2021	2,962,884	$8.60

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the years ended December 31, 2021 and 2020. As of December 31, 2021, there was $18.2 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 2.15 years.

18.	DEFINED CONTRIBUTION PLANS EXPENSE

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of approximately $5.5 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively. Employer contributions are accrued as earned by the employees.

19.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(70,526)	$(25,643)

Denominator – basic and diluted:
Weighted average common shares outstanding	64,509,718	59,710,047

Net loss per share – basic and diluted	$(1.09)	$(0.43)

The following table sets forth the amounts excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

	December 31,
	2021	2020
Stock options outstanding (a)	5,489,492	5,500,135
Non-vested RSUs and RSAs	3,314,715	337,187
Warrants (b)	—	—
Convertible Notes (b)	—	—

(a)	If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these Common Stock equivalents using the treasury stock method for stock options.
(b)	The Convertible Notes and Warrants referred to in Notes 12 and 16, respectively, were also excluded on an as converted basis because their effect would have been anti-dilutive.

20.	INCOME TAXES

The Company is subject to federal and various state income taxes in the U.S. as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations. The Company is no longer subject to U.S. federal tax examinations for years through 2017, nor to corporate tax examination for years through 2018 in the U.K. In addition, the statute of limitations for years through 2016 in Israel has expired.

The income tax credit of $0.7 million in the year ended December 31, 2021 is comprised primarily of a $1.5 million claim of U.K. tax credits for 2020 and 2021 under the Research and Development Expenditure Credit (“RDEC”) regime, offset by an income tax charge of $0.4 million mainly incurred in Japan, a tax charge of $0.3 incurred in India due to Indian transfer pricing controls and a $0.1 million charge related to various foreign jurisdictions. The income tax credit of $0.8 million in the year ended December 31, 2020 is comprised primarily of a $1.8 million claim of tax credits for 2019 and 2020 under the RDEC regime, offset by an income tax charge of $0.8 million mainly incurred in Japan, a tax charge of $0.1 incurred in India due to Indian transfer pricing controls and a $0.1 million charge related to various foreign jurisdictions.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current tax provision:
Federal	$—	$(28)
State	1	—
Foreign	(691)	(754)
Total current	(690)	(782)

Deferred tax provision:
Federal	—	—
State	—	—
Total deferred	—	—
Total income tax benefit	$(690)	$(782)

The loss before tax was $70.1 million and $26.4 million which includes $30.7 million and $15.6 million loss before tax attributable to domestic U.S. operations for the years ended December 31, 2021 and 2020, respectively. The Company did not record a material income tax benefit for the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception.

At December 31, 2021, the Company had the following net operating loss (“NOL”) carry-forwards (gross, in thousands):

Country	NOL Carryforwards	Expiry Terms
U.K.	$262,434	Does not expire
U.S.	207,015	Expires in up to 16 years
U.S.	24,632	Does not expire
Australia	5,220	Does not expire
Israel	281,173	Does not expire
Finland	338	Expires in up to 7 years
Other	1,991	Expires in up to 5 years

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2021	2020
Net operating loss carryforwards	$154,210	$145,355
Fixed assets	2,037	2,539
R&D amortization	6,613	6,393
Accruals and reserves	10,813	8,238
R&D and other credits	4,267	4,191
Share-based compensation	2,645	2,306
Total deferred tax assets	180,585	169,022
Intangible assets	(1,145)	(1,395)
Total deferred tax liabilities	(1,145)	(1,395)
Valuation allowance	(179,440)	(167,627)
Total deferred tax assets, net	$—	$—

The Company recorded a change in valuation allowance amounting to $11.8 million and $13.4 million for the years ended December 31, 2021 and 2020, respectively.

The following is a reconciliation of income taxes, calculated at the effective U.S. federal income tax rate, to the income tax benefit (expense) included in the accompanying consolidated statements of operations for each of the years (in thousands):

	Years Ended December 31,
	2021	2020
Expected income tax benefit at U.S. rates	$14,713	$5,549
Difference between U.S. rate and rates applicable to subsidiaries in other jurisdictions	238	(301)
Expenditures not deductible for tax purposes	(198)	(43)
Non-deductible officer compensation	(1,656)	—
Fair market value changes	1,590	—
Expiry of foreign taxable losses	(4,493)	6,218
Other	599	502
Valuation allowance on tax benefits	(11,817)	(13,385)
UK R&D tax credits	1,714	2,242
Income tax benefit	$690	$782

Utilization of the U.S. net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2021, the Company has not completed a 2021 Section 382 study to assess whether a change of ownership has occurred in connection with certain of its U.S. net operating losses and credit carryforwards

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided as it is considered more likely than not that such assets will not be realized. The valuation allowance includes a reduction in deferred tax assets through tax rate reductions in non-US jurisdictions. Through December 31, 2021, the Company has historically concluded that a full valuation allowance is required to offset the net deferred tax assets.

21.	GEOGRAPHICAL INFORMATION

As a developer and supplier of broadband wireless products and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. Revenues are attributed to countries based on the destination of the products and services supplied.

An analysis of revenue by geographical market is given below (in thousands):

	Years Ended December 31,
	2021	2020
United States	$50,298	41,338
Other North America and Canada	920	1,361
Total North America	$51,218	$42,699
India	38,822	41,467
Japan	61,757	64,228
Other Asia	3,841	1,961
Total Asia	104,420	107,656
Europe	5,749	8,054
Africa and the Middle East	8,607	7,105
Latin America and the Caribbean	7,289	7,441
Total revenue	$177,283	$172,955

An analysis of the loss before income tax and the net loss by U.S. and foreign operations is below (in thousands):

	Years Ended December 31,
	2021	2020
Loss before income tax related to U.S. operations	$(31,889)	$(15,581)
Loss before income tax related to foreign operations	(39,327)	(10,844)
Loss before income tax	$(71,216)	$(26,425)

Net loss related to U.S. operations	$(31,890)	$(15,553)
Net loss related to foreign operations	(38,636)	(10,090)
Net loss	$(70,526)	$(25,643)

The long-lived assets and total assets by geographic region are shown below (in thousands):

	As of December 31,
	2021	2020
Property, plant and equipment, net:
United States	$1,150	$773
Asia	1,193	642
Europe	1,105	581
Middle East	4,276	2,818
Other	17	19
	$7,741	$4,833
Other non-current assets:
United States	$102	$113
Europe	151	152
Middle East	$3,689	$3,572
	3,942	3,837
Total long-lived assets	$11,683	$8,670

Total assets, net:
United States	$140,057	$79,622
Asia	20,629	6,482
Europe	10,723	21,927
Middle East	23,945	39,530
Other	145	121
	$195,499	$147,682

22.	RELATED PARTY TRANSACTIONS

As of December 31, 2020, there was an outstanding note receivable amounting to $87 thousand due from the Company’s Chief Executive Officer in connection with the purchase of 500,000 shares of the Company’s Common Stock. The note was originally entered into in 1999 in the amount of $130 thousand and no interest was due on this debt which was collateralized by Common Stock. During the fourth quarter of 2021, the outstanding note receivable was repaid in full.

As disclosed in Note 10, as of December 31, 2021 and 2020, Legacy Airspan has a Subordinated Term Loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $0.6 million in revenue from sales of products and services to this related party for the year ended December 31, 2021. As of December 31, 2021, the Company had outstanding receivables amounting to $0.4 million from this related party.

The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $12.1 million, respectively, as of December 31, 2021.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $11.5 million as of December 31, 2021. The Company derived approximately $38.4 million in revenue from sales of products and services to this related party for the year ended December 31, 2021. A senior executive at this customer is also a member of the Company’s Board of Directors.

The Company derived revenues from sales of products and services to Dense Air amounting to $1.2 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively.

23.	EQUITY METHOD INVESTMENT

The Company accounts for its investment in a wholly-owned subsidiary, Dense Air, as an equity method investment. Dense Air has been funded by its sole lender through convertible debt with various restrictions and requirements including a conversion option on substantially all of the ownership interest in Dense Air. Dense Air was designed to acquire and hold specific assets and the fixed price conversion option is economically similar to a call option on the assets of Dense Air. Therefore, the Company concluded consolidation is not required. The Company did determine it has significant influence in the operations of Dense Air and therefore, has applied the equity method of accounting. Given Dense Air has operated at a loss since its inception, and the Company has not guaranteed the obligations of Dense Air or otherwise committed to provide further financial support, equity method accounting has been discontinued. The investment had no value at December 31, 2021 and 2020.

There have been no dividends received from Dense Air for the years ended December 31, 2021 and 2020.

The Company receives reimbursement of its expenses for providing certain management support functions to Dense Air, a related party, which are considered not material. In addition, the Company is entitled to receive certain fees upon the successful acquisition of spectrum rights by Dense Air, which are recorded as revenue when earned.

On March 22, 2021, an investor acquired the sole lender to Dense Air’s rights and obligations under a convertible loan agreement. Concurrently, the Company received a notice of conversion from the investor to convert the outstanding amount of the loan into shares equating to 95% of the share capital of Dense Air. Subsequent to year end, on March 7, 2022, the conversion was finalized. This conversion did not have a significant effect on the Company’s consolidated balance sheets, statements of operations or cash flows.

24.	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2021 and 2020 (in thousands):

Year	Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Write-offs/ Other	Balance at End of Period
2021	Allowance for doubtful accounts	$374	$288	$(353)	$309
	Reserve for inventory valuation	$13,204	$1,817	$(1,953)	$13,068
2020	Allowance for doubtful accounts	$2,032	$5	$(1,663)	$374
	Reserve for inventory valuation	$13,640	$1,996	$(2,432)	$13,204

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective due to the identification of a material weakness in our internal control over financial reporting, as further described below.

No Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As discussed elsewhere in this Annual Report, we completed the Business Combination on August 13, 2021. Prior to the Business Combination, Legacy Airspan, as a private company, was not required to document and test its internal controls over financial reporting, nor was its management required to certify the effectiveness of its internal controls, and its auditors were not required to opine on the effectiveness of its internal control over financial reporting. The design of public company internal controls over financial reporting following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, New Beginnings, the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination, and as such the internal controls of New Beginnings no longer exist as of the assessment date. As a result, our management did not have sufficient time following the Closing of the Business Combination to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Therefore, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC’s Regulation S-K Compliance and Disclosure Interpretations. We intend to conduct a management assessment of our internal control over financial reporting as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Material Weaknesses

In connection with Legacy Airspan’s financial statement close process for the year ended December 31, 2020, a material weakness was identified because (i) Legacy Airspan had inadequate processes and controls to ensure an appropriate level of precision related to its financial statement footnote disclosures and (ii) Legacy Airspan did not have sufficient resources with the adequate technical skills to meet the emerging needs of its financial reporting requirements. Our management, with oversight from the Audit Committee of our Board, and the Board implemented a remediation plan for this material weakness, including, among other things, hiring additional accounting personnel, engaging external advisors to supplement accounting personnel and implementing process level and management review controls to ensure financial statement disclosures are complete and accurate and to identify and address emerging risks. During the quarter ended December 31, 2021, we completed the testing and evaluation of the operating effectiveness of the remediated processes, controls and resources and concluded that the previously identified material weakness had been remediated as of December 31, 2021.

However, despite not conducting a formal assessment of our internal control over financial reporting as of December 31, 2021, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that we identified occurred because we did not design and maintain effective controls related to the cutoff of revenue recognition on products shipped to customers.

Management, with oversight from the Board and the Audit Committee of the Board is in the process of implementing a remediation plan for this material weakness, including, among other things, implementing process level and management review controls to ensure the cutoff of revenue recognition is accurate.

Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

We have determined that the date of our 2022 annual meeting of stockholders (the “Annual Meeting”) will be June 21, 2022. Because we did not hold an annual meeting of stockholders in 2021, we have set a deadline of April 18, 2022, for the receipt of any stockholder proposals for inclusion in the proxy materials to be distributed by us in connection with the Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, which we believe is a reasonable time before we begin to print and send our proxy materials for the Annual Meeting. Stockholders should send any such proposal to Airspan Networks Holdings Inc., 777 Yamato Road, Suite 310, Boca Raton, Florida 33431, Attention: Secretary. Such proposal must comply with all applicable requirements set forth in the rules and regulations of the SEC, including Rule 14a-8 under the Exchange Act, in order to be eligible for inclusion in our proxy materials for the Annual Meeting.

In addition, in accordance with the requirements set forth in our Bylaws, any stockholder seeking to raise a proposal outside the processes of Rule 14a-8 under the Exchange Act or to make a nomination for consideration at the Annual Meeting, but not included in our proxy materials for the Annual Meeting, must comply with the requirements set forth in our Bylaws, including by delivering a notice of their proposal or nomination to the Company’s Secretary, at the address specified above, no later than the close of business on April 18, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information, as of December 31, 2021, concerning our directors and executive officers.

Name	Age	Position
Eric D. Stonestrom	60	Chief Executive Officer, Chairman of the Board of Directors
Glenn Laxdal	61	President and Chief Operating Officer
David Brant	58	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	57	Chief Sales and Marketing Officer
Uzi Shalev	63	Chief Technology Officer
Eli Leizerovitz	58	Head of Products
Bandel L. Carano	60	Director
Michael T. Flynn	73	Director
Thomas S. Huseby	74	Director
Scot B. Jarvis	61	Director
Michael Liebowitz	53	Director
Mathew Oommen	53	Director
Divya Seshamani	43	Director
Dominique Trempont	67	Director

Management

Eric D. Stonestrom joined us as Executive Vice President and Chief Operating Officer in January 1998. In May 1998, he was named President and Chief Executive Officer, as well as a member of the board of directors of Legacy Airspan. Mr. Stonestrom remained President until the appointment of Glenn Laxdal as President in January 2022. In February 2022, Mr. Stonestrom was appointed Chairman of the Board. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation (“DSC”), a provider of telecommunications equipment and services, as a Vice President of operating divisions, including our product line. From 1984 until 1995, Mr. Stonestrom worked at telecommunications corporations Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

Glenn Laxdal was appointed as our President and Chief Operating Officer in January 2022. Mr. Laxdal previously served since 2017 as senior vice president and general manager of product management at Infinera Corp., a provider of connectivity solutions (“Infinera”), where he was responsible for all operational aspects of Infinera’s product business. Prior to joining Infinera, Mr. Laxdal was head of network products in North America for Ericsson from 2016 to 2017, overseeing strategy, product management and solution development. Mr. Laxdal also served as chief technology officer and head of strategy for Ericsson North America from 2014 to 2017. Prior to Ericsson, Mr. Laxdal served as vice president of global product management at BlackBerry Ltd. from 2009 to 2012 and prior to that held executive roles in product management and operations at Airvana, Inc. and Nortel Networks Inc. Mr. Laxdal holds an M.B.A. from the University of Toronto and a B.A. in Economics and Bachelor of Commerce degrees from the University of Saskatchewan.

David Brant joined us in January 1998 as Finance Director. He became Senior Vice President and Chief Financial Officer in January 2007. Between July 2000 and December 2005 Mr. Brant served as Vice President Finance and Controller. In December 2005 we transferred our Finance function to the United States, and he assumed an operating role leading our AS.NET division, broadening his experience across the operational functions of our company. From 1990 to 1998, Mr. Brant was employed by DSC in various financial roles, the last post as Director of European Accounting. He received a B.A. in Mathematical Economics in 1984 from Essex University and is a Fellow of the Association of Chartered Certified Accountants.

Henrik Smith-Petersen is our Chief Sales and Marketing Officer. Mr. Smith-Petersen joined us in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific in April 2000, in February 2001 became President, Asia Pacific, and in February 2009 became President, Global Business Development. Prior to joining us, from July 1997 he was with DSC as Director of Business Development. At DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T’s Network Systems Group in Italy, where he developed AT&T’s operation systems business and later became Key Account Manager for Italtel, AT&T’s local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and an M.B.A. from SDA BOCCONI University in Milan in 1992.

Uzi Shalev is our Chief Technology Officer. Mr. Shalev was our Chief Operating Officer from August 2008 until January 2022, when he was appointed as our Chief Technology Officer. Prior to being appointed Chief Operating Officer, Mr. Shalev was Vice President and General Manager of Airspan Israel. Mr. Shalev joined Marconi in January 2001 as Vice President of Engineering and was appointed as Vice President and General Manager of Airspan Israel at the acquisition in 2002. Prior to joining us, he served as Senior Vice President Engineering with RADVision, developing Voice and Video over IP products. From 1985 until 1993, Mr. Shalev worked in various projects in the Israel Aircraft Industries. He has 23 years of experience in telecommunications and wireless products, in managerial and technical roles. Mr. Shalev holds a B.Sc. degree in Mathematics and Computer Science from the Hebrew University of Jerusalem.

Eli Leizerovitz joined us in July 2018 as Head of Products, responsible for leading our product innovation, strategy and technology. Mr. Leizerovitz has a wealth of experience in the telecommunication industry, most recently spending six years as Senior Director of Business Development at Qualcomm, heading business development for Qualcomm’s Cellular Infrastructure Products. Prior to joining Qualcomm, Mr. Leizerovitz spent a combined 11 years as Vice President of Sales at DesignArt Networks and Vice President of Sales and Business Development at Provigent. Mr. Leizerovitz has also held Sales, Business Development and Project Management positions at Nice Systems and Tadiran Spectralink. Mr. Leizerovitz holds a B.Sc. degree in Electrical & Computer Engineering from the Technion and an M.B.A. degree from Tel-Aviv University.

Non-employee Directors

Bandel L. Carano joined the Legacy Airspan board of directors in September 2006. Mr. Carano, who was a member of the Legacy Airspan board of directors from January 1998 to February 2001, has been a general partner of Oak Investment Partners, a multi-stage venture capital firm, since 1987. Mr. Carano also serves on the board of directors of Centric Software, NeoPhotonics (NPTN:NYSE), NextNav (NN:NASDAQ) and nLight. Prior to Oak Investment Partners, Mr. Carano joined Morgan Stanley’s Venture Capital Group in 1983, where he was responsible for advising Morgan Stanley on high-tech new business development, as well as sponsoring venture investments. Mr. Carano holds a B.S. and an M.S. in Electrical Engineering from Stanford University.

Michael T. Flynn joined the Legacy Airspan board of directors in July 2001. From 1994 to 2004, Mr. Flynn served as group president of ALLTEL Corporation, an integrated telecommunications provider of wireline and wireless telephony, Internet and high-speed data services. Prior to that, he was an officer with SBC Corp and the Bell System for 25 years. From September 2005 to June of 2018, he was a member of the board of CALIX Inc. (CALX:NYSE), a manufacturer of broadband access equipment, and participated in its successful initial public offering in 2010. Mr. Flynn also served as a director of Atlantic Tel-Networks (ATNI:NASDAQ) from June of 2010 to June of 2019. He has previously served as a board member of several companies resulting in successful mergers or acquisitions, including: Taqua sold to Tekelec in 2004; WebEx Communications (WEBX:NASDAQ) sold to Cisco for $3.2 billion in 2007; Bay Packets merged with GENBAND in 2006, where Mr. Flynn continued to serve until 2009; and iLinc (ILC:AMEX) sold to Broadsoft. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

Thomas S. Huseby joined the Legacy Airspan board of directors in January 1998, serving as Chairman of the Board from 1998 until 2000 and a second term as Chairman from 2010 until February 2022. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications infrastructure. Mr. Huseby has served as a Venture Partner at Oak Investment Partners since 1997. Prior to founding SeaPoint Ventures, Mr. Huseby was the Chairman and CEO of Metawave Communications and prior to that of Innova Corporation. Mr. Huseby has a B.A. and a B.S.I.E. from Columbia University and an M.B.A. from Stanford University.

Scot B. Jarvis joined the board of directors of Legacy Airspan in January 2011. He joined Oak Investment Partners in 1999 as a Venture Partner after a highly successful career in management and investment roles in the wireless communications industry. A graduate of the University of Washington, Scot founded and served as the first President of Nextlink Communications, served as a Regional President of Nextel, and served as a Senior Executive with McCaw Cellular (now AT&T Wireless). More recently, Scot was the Founder of Cedar Grove Investments, a private equity firm with a focus on wireless communications. He has served or currently serves on the boards of public and private companies, including Kratos Defense and Security Solutions, Vitesse Semiconductor, Spectrum Effect and Slingshot Sports.

Michael Liebowitz has been a director since the inception of New Beginnings. He is an entrepreneur, private investor and seasoned business executive with extensive experience founding, acquiring, and monetizing businesses in the insurance and financial industries. Mr. Liebowitz served as President and Chief Executive Officer of Harbor Group Consulting LLC, an insurance and risk management consulting firm, from its formation in 1995 to 2018. Mr. Liebowitz currently serves as a Managing Director and Executive Vice President of Alliant Insurance Services, Inc., and President and Chief Executive Officer of the Harbor Group Division of Alliant Insurance Services Inc., which acquired Harbor Group Consulting in 2018. Mr. Liebowitz served as President and Chief Executive Officer of Innova Risk Management, a boutique real-estate insurance firm, which he acquired in 2006 in a joint venture with Douglas Elliman Real Estate and was subsequently sold in 2019. Innova is a leading provider of property and casualty insurance in the co-op and condominium markets in the New York area. In 2017, Mr. Liebowitz founded High Street Valuations, a firm that specializes in providing insurable value calculations for banks, capital market lenders, owners, and property management companies, for which he serves as President at Chief Executive Officer. Mr. Liebowitz has been a director of Douglas Elliman Inc. (NYSE: DOUG) since December 2021. Mr. Liebowitz served on the board of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS), the parent company of Ladenburg Thalmann, from January 2019 to February 2020 and the board of The Hilb Group, a leading middle market insurance agency headquartered in Richmond, Virginia, from 2011 to 2013. Since 2008, Mr. Liebowitz has served as President and Chief Executive Officer of Hallman & Lorber Associates, Inc., a firm that provides consultancy and actuarial services to qualified pension plans. In 1999, Mr. Liebowitz was a founding principal of National Financial Partners Corp. (NYSE: NFP), which was taken public in 2003 and was acquired by a controlled affiliate of Madison Dearborn Partners, LLC in 2013. Mr. Liebowitz has acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups Mr. Liebowitz is the managing member of M2AFO, LLC a family office vehicle he created in 2018. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance.

Mathew Oommen joined the board of directors of Legacy Airspan in June 2014. Mr. Oommen is President of Reliance Jio, leading the company’s Network and Service Platforms, which support over 400 million mobile customers and an extensive set of business and consumer fiber customers. In this role, Mr. Oommen is enabling India’s digital transformation to affordable and scalable broadband connectivity, driving the creation and adoption of digital services in the emerging metaverse and digital 3.0 economy. Mr. Oommen is a member of the board of directors of the GSMA, O-RAN Alliance, and Netradyne. Prior to Reliance, Mr. Oommen was Chief Technology Officer of Sprint, responsible for product, network and technology development, systems architecture, and device development, including M2M/Connected Car services. Prior to joining Sprint in 2008, Mr. Oommen also held executive positions at Williams Communications Group/Wiltel and MCI Worldcom/Verizon.

Divya Seshamani joined our Board in October 2021. Ms. Seshamani has served as the Managing Partner of Greensphere Capital LLP since 2011. From 2014 to 2017, she was a partner at TPG Europe LLP. A World Economic Forum Young Global Leader for her work in sustainable and impact investing, Ms. Seshamani was previously a council member of the Royal Institute of International Affairs (Chatham House) for two consecutive terms. She is currently a Non-Executive Director of Forterra PLC, a FTSE-250 British manufacturing business. She was appointed by the Secretary of State to advise the UK Government as a member of the HMG’s Council for Sustainable Business, where she leads the Net-Zero Initiative. Ms. Seshamani holds a Bachelor’s degree and Master’s degree in Politics, Philosophy and Economics from Oxford University and a Master’s in Business Administration from Harvard University.

Dominique Trempont joined the board of directors of Legacy Airspan in May 2018. He also serves on the board of On24, a public cloud based SaaS company that provides a leading cloud-based digital experience platform that makes it easy to create, scale, and personalize engaging experiences to drive measurable business growth, as its Lead Director and chair of the Compensation and Nomination/Governance Committees, since February 2010. He serves as a board director of Daily Mail and General Trust plc, a producer of content, information analytics and events for businesses and consumers, since February 2011. He served on the board of Real Networks, a cloud based SaaS company focused on mobile applications, as its Lead director and Chair of the Risk and Audit Committee, since July 2010. He also served as a director, chair of the Audit Committee and of the Nomination and Governance Committee of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, for 9 years, since July 2008. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a global company that develops and markets high-speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director and chair of the audit committee of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a cloud service company focused on artificial intelligence and machine learning to enable enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card and Internet-of-Things focused company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont worked closely with Steve Jobs on the turnaround of NeXT Software; he served as Chief Financial Officer and head of Operations of the company. Mr. Trempont began his career at Raychem Corporation, a materials science and technology company focused on telecommunications, electronics, automotive and other industries. He was an adjunct professor at INSEAD from 2010 to 2016. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software Engineering (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore).

Corporate Governance

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

●	we have independent director representation on our audit, compensation and nominating and corporate governance committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

●	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and

●	we have implemented a range of other corporate governance best practices, including a robust director education program.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board is staggered in three classes, with three directors in Class I (Mathew Oommen, Eric D. Stonestrom and Divya Seshamani), three directors in Class II (Bandel L. Carano, Michael T. Flynn and Scot B. Jarvis), and three directors in Class III (Thomas S. Huseby, Michael S. Liebowitz and Dominique Trempont). Currently, Messrs. Carano, Flynn, Jarvis, Huseby, Liebowitz and Trempont and Ms. Seshamani are independent under NYSE American listing standards and applicable SEC rules. Prior to the consummation of the Business Combination, the board of directors of New Beginnings had determined that former New Beginnings directors Mr. Benjamin Garrett, Mr. Frank A. Del Rio, Mr. Perry Weitz and Dean Kate Walsh were “independent directors” as defined in the NYSE American listing standards and applicable SEC rules.

Board Committees

Our Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. We have a standing audit committee, nominating and corporate governance committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the Board when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Our audit committee consists of Ms. Seshamani and Messrs. Liebowitz and Trempont, with Mr. Trempont serving as chair. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Our Board has affirmatively determined that Ms. Seshamani and Messrs. Liebowitz and Trempont each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE American rules. Each member of our audit committee also meets the financial literacy requirements of NYSE American listing standards. In addition, our Board has determined that Mr. Trempont qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our Board has adopted a written charter for the audit committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our compensation committee consists of Messrs. Flynn, Huseby and Jarvis, with Mr. Jarvis serving as chair. Our Board has affirmatively determined that Messrs. Flynn, Huseby and Jarvis each meet the definition of “independent director” for purposes of serving on the compensation committee under the NYSE American rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board has adopted a written charter for the compensation committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other things:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

●	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of our Board, its committees, individual directors and management in the governance of our company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our nominating and corporate governance committee consists of Ms. Seshamani and Messrs. Carano, Huseby, Liebowitz and Trempont, with Mr. Huseby serving as chair. Our Board has affirmatively determined that Ms. Seshamani and Messrs. Carano, Huseby, Liebowitz and Trempont each meet the definition of “independent director” under the NYSE American rules. Our Board has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Risk Oversight

Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our Board believes its administration of its risk oversight function has not negatively affected our Board’s leadership structure.

Stockholders Agreement

On August 13, 2021, New Beginnings Sponsor, LLC (the “Sponsor”) and certain stockholders of Legacy Airspan entered into a stockholders agreement (the “Stockholders Agreement) with us, which provides, among other things, that, from and after the Closing and until such time as the Sponsor beneficially owns less than 1,535,000 shares of our Common Stock, the Sponsor will have the right to nominate a director (the “Sponsor Director”), who is initially Michael Liebowitz. The Stockholders Agreement also provides that for so long as the Sponsor Director is an independent director, the Sponsor Director will be appointed to, and serve on, the nominating and corporate governance committee of the Board (or, if there is no nominating and corporate governance committee of the Board, such other committee of the Board that is primarily responsible for nominating and corporate governance matters).

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our corporate website, at ir.airspan.com/corporate-governance. We intend to disclose any amendment to, or waiver from, a provision of the code of business conduct that applies to our principal executive officer, principal financial officer or principal accounting officer on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

Compensation of Directors and Officers

Our executive compensation program reflects our compensation policies and philosophies, as they may be modified and updated from time to time.

Decisions with respect to the compensation of our executive officers, including our named executive officers, is made by the compensation committee of the Board. Our executive compensation programs for 2021 are further described below under “Executive Compensation.”

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such executive officers, directors and greater than 10% beneficial owners are required by the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to, the year ended December 31, 2021, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2021.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. As an emerging growth company, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. These three officers are referred to as our named executive officers.

In 2021, our “named executive officers” and their positions were as follows:

●	Eric. D. Stonestrom, Chief Executive Officer and Chairman of the Board of Directors;

●	David Brant, Senior Vice President & Chief Financial Officer; and

●	Henrik Smith-Petersen, Chief Sales & Marketing Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensa-tion ($)(3)	All Other Compen-sation ($)(4)	Total ($)
Eric D. Stonestrom,	2021		$512,922	$216,945	$6,825,000	$851,245	$7,000,000	$169,113	$15,575,225
Chief Executive Officer and Chairman of the Board of Directors	2020		$500,000	$225,000	$609,128	$602,395	$—	$11,400	$1,947,923

David Brant,	2021	(5)	$373,742	$131,679	$3,412,500	$425,625	$3,455,202	$49,041	$7,847,789
Senior Vice President & Chief Financial Officer	2020	(6)	$340,369	$127,639	$304,564	$301,197	$—	$25,530	$1,099,299

Henrik Smith-Petersen	2021	(5)	$359,504	$—	$2,849,438	$355,372	$3,213,775	$26,963	$6,805,052
Chief Sales & Marketing Officer	2020	(6)	$307,678	$—	$76,147	$677,205	$215,555	$23,249	$1,299,834

(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock units granted to each named executive officer pursuant to the MIP in connection with the Closing of the Business Combination, computed in accordance with FASB ASC Topic 718. See Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.

(2)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.

(3)	The amounts in this column represent amounts paid pursuant to the MIP in connection with the Closing of the Business Combination and amounts earned by Mr. Smith-Petersen under a sales compensation plan.

(4)	With respect to Mr. Stonestrom, represents our matching contributions under our 401(k) plan and payment for unused vacation. With respect to Messrs. Brant and Smith-Petersen, represents our contributions under UK pension scheme and payment for unused vacation.

(5)	Amounts have been converted from British pounds to U.S. dollars at a rate of £1 to $0.7266, which represents the average of the exchange rate on the last day of each month in 2021.

(6)	Amounts have been converted from British pounds to U.S. dollars at a rate of £1 to $0.7774, which represents the average of the exchange rate on the last day of each month in 2020.

Narrative Disclosure to Summary Compensation Table

We have historically provided compensation for our named executive officers by way of base salary and bonus, both of which are provided under the named executive officer’s employment agreement, as well as equity awards.

Employment Agreements

All of our named executive officers are employed with employment agreements.

Eric Stonestrom, Chief Executive Officer

Mr. Stonestrom’s base salary under his employment agreement, dated January 12, 1998, is subject to periodic review and adjustment by our Board. As of December 31, 2021, Mr. Stonestrom’s base salary was $517,500 per year. On February 8, 2022, the Board increased Mr. Stonestrom’s base salary to $567,500 per year. Additionally, Mr. Stonestrom is eligible to receive certain bonus compensation under our bonus plan at a target of 60% of his base salary and is eligible to receive grants under our equity compensation plans. Mr. Stonestrom’s employment agreement has no specified term. See the caption “Potential Payments Upon Termination or Change in Control” for details regarding potential severance payments.

David Brant, Senior Vice President & Chief Financial Officer

Mr. Brant’s base salary under his employment agreement, effective as of January 1, 2007, has since been increased to its current level of £273,877 per year, subject to periodic review and adjustment. Additionally, Mr. Brant is eligible to receive certain bonus compensation under our bonus plan at a target of 50% of his base salary and is eligible to receive grants under our equity compensation plans. Mr. Brant’s employment agreement has no specified term. See the caption “Potential Payments Upon Termination or Change in Control” for details regarding potential severance payments.

Henrik Smith-Petersen, Chief Sales and Marketing Officer

Mr. Smith Petersen’s base salary under his employment agreement, dated October 7, 2009, has since been increased to its current level of £254,999 per year, subject to periodic review and adjustment. Additionally, Mr. Smith-Petersen is eligible to receive certain bonus compensation under our sales compensation plan at a level of up to 70% of his base salary, plus certain spot bonuses for achieving specific sales goals. Mr. Smith-Petersen is also eligible to receive grants under our equity compensation plans. Mr. Smith-Petersen’s employment agreement has no specified term. See the caption “Potential Payments Upon Termination or Change in Control” for details regarding potential severance payments.

Equity Awards

We have historically offered stock options and restricted stock awards to our named executive officers, as the long-term incentive component of our compensation program. Our stock options generally allow employees to purchase shares of common stock at a price equal to the fair market value of that common stock on the date of grant. Our restricted stock awards generally remain subject to forfeiture until the risks of forfeiture lapse according to their terms. Historically, restricted stock awards vested upon the earlier of either of the following events that occurred on or prior to the 10th anniversary of the date of grant: (i) the date of a change in control; or (ii) the effective date of an initial public offering. In connection with the Closing of the Business Combination, the provisions of our outstanding restricted stock awards were amended to provide that vesting would occur on the earliest to occur of (a) August 13, 2022, (b) death, (c) disability and (d) qualifying separation, provided that the holder continues to be employed by us, or continues to be a director of ours, through such date or event.

The following table sets forth the options to purchase shares of common stock granted to our named executive officers during 2021.

Named Executive Officer	2021 Stock Options Granted
Eric D. Stonestrom	135,333
David Brant	67,667
Henrik Smith-Petersen	56,498

These stock options were granted on January 28, 2021 and vest as to 25% of the shares on the first anniversary of the date of grant, and shall vest monthly as to 1/48 of the shares for each of the 36 months following the first anniversary of the date of grant, such that the stock option is fully-vested in four years. The number of stock options presented in the above table represents stock options to purchase Legacy Airspan stock. In connection with the Closing, the stock options were converted into options to purchase shares of our Common Stock. See the “Outstanding Equity Awards at 2021 Fiscal Year-End” table below.

No restricted stock awards were made to our named executive officers during 2021.

In addition, as described in greater detail below, in connection with the Closing of the Business Combination, we granted restricted stock units with respect to 1,750,000 shares of Common Stock (“MIP RSUs”) to the participants in the MIP (the “MIP Participants”), which included our named executive officers and certain of our directors.

MIP

At the Closing of the Business Combination, certain of our directors and executive officers received, in full satisfaction of their rights under the MIP, an aggregate of $17,500,000 in cash and MIP RSUs with respect to an aggregate of 1,750,000 shares of Common Stock. The MIP RSUs will vest on the earliest to occur of (i) August 13, 2022, (ii) the MIP Participant’s death, (iii) the MIP Participant’s disability and (iv) the MIP Participant’s qualifying separation, provided that the MIP Participant continues to be employed by us, or continues to be a director of ours, through such date or event. The amounts of cash and MIP RSUs received by our directors and named executive officers under the MIP in connection with the Closing of the Business Combination are set forth below:

Name	Cash	MIP RSUs
Eric D. Stonestrom	$7,000,000	700,000
David Brant	$3,500,000	350,000
Henrik Smith-Petersen	$2,922,500	292,250
Thomas S. Huseby	$1,750,000	175,000
Michael T. Flynn	$577,500	57,750

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2021.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Eric D. Stonestrom	8/13/21	(1)					700,000	$2,653,000	(5)
	1/28/21	(2)	—	42,292	$6.29	1/28/31
	2/11/20	(2)	61,371	85,921	$3.96	2/11/30
	2/11/20	(3)					153,712	$582,568	(5)
	1/29/19	(2)	171,798	63,811	$5.42	1/29/29
	4/27/17	(2)	234,739	—	$3.36	4/27/27
	2/3/16	(2)	111,566	—	$2.66	2/3/26
	1/29/15	(2)	83,334	—	$2.53	1/29/25
	11/4/14	(2)	103,957	—	$2.53	11/4/24
	6/9/14	(2)	194,803	—	$1.95	6/9/14

David Brant	8/13/21	(1)					350,000	$1,326,500	(5)
	1/28/21	(2)	—	21,146	$6.26	1/28/31
	2/11/20	(2)	30,685	42,961	$3.96	2/11/30
	2/11/20	(3)					76,856	$291,284	(5)
	1/29/19	(2)	85,899	31,906	$5.42	1/29/29
	4/27/17	(3)	117,370	—	$3.36	4/27/27
	2/3/16	(2)	55,783	—	$2.66	2/3/26
	1/29/15	(2)	41,667	—	$2.53	1/29/25
	11/4/14	(2)	51,976	—	$2.53	11/4/24
	6/9/14	(2)	97,404	—	$1.95	6/9/24

Henrik Smith-Petersen	8/13/21	(1)					292,250	$1,107,628	(5)
	1/28/21	(4)	—	17,656	$6.29	1/28/31
	2/11/20	(4)	68,993	96,592	$3.96	2/11/20
	2/11/20	(3)					19,215	$72,825	(5)
	1/29/19	(4)	42,949	15,953	$5.42	1/29/29
	4/27/17	(4)	58,685	—	$3.36	4/27/27
	2/3/16	(4)	27,897	—	$2.66	2/3/26
	1/29/15	(4)	20,831	—	$2.53	1/29/25
	11/4/14	(4)	25,982	—	$2.53	11/4/24
	6/9/14	(4)	72080	—	$1.95	6/9/24

(1)	Represents MIP RSUs granted at the Closing of the Business Combination. Vests on the earliest to occur of (i) August 13, 2022, (ii) the MIP Participant’s death, (iii) the MIP Participant’s disability and (iv) the MIP Participant’s qualifying separation, provided that the MIP Participant continues to be employed by us, or continues to be a director of ours, through such date or event.

(2)	Vests (subject to continued service) as to 25% on first anniversary of grant date, and in 36 equal monthly installments thereafter, with all remaining unvested options vesting upon a change in control.
(3)	Originally vested upon the earlier of either of the following events that occurred on or prior to the 10th anniversary of the date of grant: (i) the date of a change in control; or (ii) the effective date of an initial public offering. At Closing, the vesting restrictions with respect to these restricted stock awards were revised to provide that the restricted stock will vest in full on the earliest to occur of (i) August 13, 2022, (ii) the holder’s death, (iii) the holder’s disability and (iv) the holder’s qualifying separation, provided that the holder continues to be employed by us, or continues to be a director of ours, through such date or event.
(4)	Vests (subject to continued service) as to 25% on first anniversary of grant date, and in 36 equal monthly installments thereafter, with 50% of any remaining unvested options vesting upon a change in control.
(5)	Valued at $3.79 per share, the closing market price of one share of Common Stock on the NYSE American on December 31, 2021.

Retirement Benefits

We maintain a 401(k) retirement savings plan for our U.S.-based employees, including Mr. Stonestrom. Mr. Stonestrom is eligible to participate in the 401(k) plan on the same terms as other full-time employees, including employer matching contributions.

With respect to our European-based employees, including named executive officers, Messrs. Brant and Smith-Petersen, we contribute an amount equivalent to 7.5 percent of base salary to a pension plan.

Potential Payments Upon Termination or Change in Control

Name	Amount Paid on Our Terminating the Employment Contract without Cause(4)
Eric D. Stonestrom(1)	$517,500 (equivalent to 12 months’ base salary)
David Brant(2)	$376,929 (equivalent to 12 months’ base salary)
Henrik Smith-Petersen(3)	$350,948 (equivalent to 12 months’ base salary)

(1)	On involuntary termination of Mr. Stonestrom’s contract he is entitled to receive severance of 12 months’ base salary. On February 8, 2022, Mr. Stonestrom’s base salary under his employment agreement was increased to $567,500 per year.
(2)	Under Mr. Brant’s current employment agreement, which became effective January 1, 2007, in the event of termination of Mr. Brant other than for “cause” (as defined in his employment agreement) or if he terminates his employment with “good reason” (as defined in his employment agreement), Mr. Brant would be entitled to severance equal to 12 months’ base salary as of the termination date or approximately $376,929, payable bi-weekly. If Mr. Brant is terminated within one year of the effective date of a “change in control” (as defined in his employment agreement) or voluntarily terminates his employment because of a required relocation or a material change in his responsibilities, Mr. Brant would be entitled to receive severance of 12 months’ total cash compensation that would otherwise have been payable, including all bonuses. Assuming termination based on a change in control at December 31, 2021, Mr. Brant would have been entitled to compensation of approximately $376,929 (equivalent to 12 months’ base salary), plus bonuses and benefits, payable bi-weekly.
(3)	On termination without cause, Mr. Smith-Petersen would be entitled to severance equal to twelve months’ base pay or approximately $350,948, assuming termination on December 31, 2021, plus any accrued commissions Mr. Smith-Petersen had earned on Asia business.
(4)	The termination payment arrangements for the named executive officers were individually negotiated with each named executive officer at different time periods. We do not have a policy or set parameters for such arrangements and do not believe that such arrangements materially affected the other compensation elements for the named executive officers.

Upon the occurrence of a “change in control”, as defined in our stock option agreements under our equity compensation plans, the following provisions apply to option awards under our equity compensation plans:

Upon the occurrence of a “change in control” (as defined below), if we or any successor, assign, or purchaser thereof does not either: (a) continue the option (as adjusted, if necessary, to retain its pre-“change in control” economic value and aggregate “spread” between the option shares’ fair market value and exercise price) or (b) grant a new option of at least equivalent economic value, aggregate “spread,” and other terms and conditions as the pre-“change in control” option, then an additional 50 percent (100 percent in the case of options granted to Mr. Stonestrom and Mr. Brant) of any remaining unvested options will automatically vest. In the case of options granted to Mr. Stonestrom and Mr. Brant, if there is a “change in control” and we or any successor, assign, or purchaser thereof either: (i) continues the option (as adjusted, if necessary, to retain its pre-“change in control” economic value and aggregate “spread” between the option shares’ fair market value and exercise price) or (ii) grants a new option of at least equivalent economic value, aggregate “spread,” and other terms and conditions as the pre-“change in control” option, and within two years of the effective date of the “change in control” either optionee’s employment is terminated, or the optionee voluntarily terminates their employment with good reason, then 100 percent of any remaining options will automatically vest. All such vested options may be exercised (together with any other previously or subsequently vested options) until the later of (A) the date related to termination of the employee, or (B) one year from such “change in control”, but in no event longer than ten years from the original date of grant.

A “change in control” as defined in the stock option agreements under our equity compensation plans means any consolidation or merger of us with or into another corporation or entity (after which our pre-existing stockholders do not own a majority of the outstanding shares of the surviving entity), an acquisition or sale of substantially all of our assets or a sale of stock in a single transaction (or several related transactions) to one person (or a group acting together) who, as a result of such transaction, shall own more than 50% voting control of us, or any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

Legacy Airspan 2009 Omnibus Equity Compensation Plan

At the Closing, we assumed Legacy Airspan’s 2009 Omnibus Equity Compensation Plan (the “Legacy Airspan Plan”) and the options to purchase Legacy Airspan capital stock granted thereunder that were outstanding immediately prior to the Closing were converted into options to purchase an aggregate of 5,815,796 shares of Common Stock and the shares of Legacy Airspan restricted stock granted thereunder that were outstanding immediately prior to the Closing were converted into an aggregate of 345,471 shares of restricted Common Stock. We have not granted and will not grant any awards under the Legacy Airspan Plan following the Closing.

Airspan Networks Holdings Inc. 2021 Stock Incentive Plan

On August 11, 2021, at a special meeting in lieu of the 2021 annual meeting of stockholders of New Beginnings, the stockholders of New Beginnings considered and approved the 2021 Plan. The 2021 Plan authorizes the compensation committee of the Board to provide incentive compensation to eligible employees, officers, non-employee directors, consultants, independent contractors or advisors providing services to us, or any person to whom we extend an offer of employment or engagement, in the form of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents and other stock-based awards. The 2021 Plan authorizes the issuance of up to 6,007,718 shares of Common Stock, plus any shares of our Common Stock subject to outstanding awards under the Legacy Airspan Plan that are forfeited or reacquired by us due to termination or cancellation.

Director Compensation

We have historically paid certain of our directors annual fees, as well as meeting fees, for participation on certain committees. Prior to the Closing on August 13, 2021, Legacy Airspan paid its directors the annual and meeting fees set forth in the following table:

Director	Fee
Thomas S. Huseby	$175,000 annual fee and $1,000 per meeting of the Compensation Committee or Audit Committee
Michael T. Flynn	$25,000 annual fee, $1,000 per meeting of the Audit Committee, $1,000 per meeting of the Compensation Committee and $750 per meeting of the Special Committee
Scot B. Jarvis	$2,000 per Board meeting, $1,500 per meeting of the Compensation Committee (Chair) and $1,000 per meeting of the Audit Committee
Dominique Trempont	$50,000 annual fee, $1,500 per meeting of the Audit Committee (Chair) and $750 per meeting of the Special Committee

In addition to annual fees and meeting fees, Legacy Airspan historically granted options to its non-management directors under the Legacy Airspan Plan. These options were granted at fair market value on the date of grant and were generally subject to vesting over a four year period, with 25% vesting on the first anniversary of grant date, and 1/48th of the shares vesting in 36 equal monthly installments thereafter; however, in certain instances, the options granted were subject to vesting over a two year period, vesting in equal monthly installments. In the event of a change in control, historically all of the unvested options would vest automatically immediately prior the change in control, subject to the option holder’s continued service through the change in control. In 2020, we also granted shares of restricted stock to Messrs. Huseby and Flynn, which originally vested upon the earlier of either of the following events that occurred on or prior to the 10th anniversary of the date of grant: (i) the date of a change in control; or (ii) the effective date of an initial public offering. At Closing, the vesting restrictions with respect to the restricted stock were revised to provide that the restricted stock will vest in full on the earliest to occur of (a) August 13, 2022, (b) the holder’s death, (c) the holder’s disability and (d) the holder’s qualifying separation, provided that the holder continues to be a director through such date or event.

New Beginnings did not provide any fees to its directors for their service prior to the Closing.

During the year ended December 31, 2021, following the Closing on August 13, 2021, we paid our non-management directors the annual fees set forth in the following table:

Name	Board Fee	Board Chair	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Technology and Cyber Security Committee	Total
Bandel L. Carano	$50,000					$15,000	$65,000
Michael T. Flynn	$50,000			$7,500			$57,500
Thomas S. Huseby	$50,000	$45,000		$7,500	$10,000		$112,500
Scot B. Jarvis	$50,000			$15,000			$65,000
Michael Liebowitz	$50,000		$12,500		$5,000		$67,500
Mathew Oommen	$50,000						$50,000
Divya Seshamani	$50,000		$12,500		$5,000	$7,500	$75,000
Dominique Trempont	$50,000		$25,000		$5,000		$80,000

In addition to the annual fees set forth above, during the year ended December 31, 2021, following the Closing on August 13, 2021, we granted restricted stock units with respect to 20,173 shares of Common Stock to each non-management director. In connection with the Closing, we also granted the MIP RSUs described above to Messrs. Huseby and Flynn.

Mr. Stonestrom does not receive any compensation for his services as a director.

The following table provides information on the compensation of our non-management directors in fiscal 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Total ($)
Bandel L. Carano	21,808	140,000	—	—	161,808
Michael T. Flynn	37,677	703,063	85,123	577,500	1,403,363
Thomas S. Huseby	156,356	1,846,251	212,810	1,750,000	3,965,417
Scot B. Jarvis	32,432	140,000	53,157	—	225,589
Michael Liebowitz	25,890	140,000	—	—	165,890
Mathew Oommen	19,178	140,000	—	—	159,178
Divya Seshamani	13,151	140,000	—	—	153,151
Dominique Trempont	61,937	140,000	53,157	—	255,094
Benjamin Garrett	—	—	—	—	—
Frank Del Rio	—	—	—	—	—
Kate Walsh	—	—	—	—	—
Perry Weitz	—	—	—	—	—

(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock units granted to our directors, computed in accordance with FASB ASC Topic 718. See Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.

(2)	As of December 31, 2021, Mr. Flynn had 25,359 and Mr. Huseby had 38,424 restricted Common Stock awards outstanding. As of December 31, 2021, Mr. Flynn had restricted stock units with respect to 77,923 shares of Common Stock outstanding, Mr. Huseby had restricted stock units with respect to 195,173 shares of Common Stock outstanding and Messrs. Carano, Jarvis, Liebowitz, Oommen and Trempont and Ms. Seshamani each had restricted stock units with respect to 20,173 shares of Common Stock outstanding.
(3)	The amounts in this column represent the aggregate grant date fair value of option awards granted to certain directors, computed in accordance with FASB ASC Topic 718. See Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.
(4)	As of December 31, 2021, the following stock options were outstanding and held by our directors: Mr. Flynn, 104,380; Mr. Huseby, 288,401; Mr. Jarvis, 70,976; and Mr. Trempont, 79,304.
(5)	The amounts in this column represent cash amounts paid pursuant to the MIP in connection with the Closing of the Business Combination.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of February 28, 2022, by:

●	each person who is the beneficial owner of more than 5% of issued and outstanding shares of our Common Stock;

●	each of our current named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our Common Stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our Common Stock subject to options and Warrants held by that person or entity that are currently exercisable or exercisable within 60 days of February 28, 2022. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The beneficial ownership of shares of our Common Stock is based on 72,335,952 shares of Common Stock issued and outstanding as of February 28, 2022.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock	%
Directors and Executive Officers(1)
Eric D. Stonestrom(2)	1,337,058	1.8%
David Brant(3)	655,535	*
Henrik Smith-Petersen(4)	466,833	*
Bandel L. Carano(5)	32,949,384	43.0%
Michael T. Flynn(6)	129,739	*
Thomas S. Huseby(7)	326,826	*
Scot B. Jarvis(8)	361,067	*
Mathew Oommen	—	—
Dominique Trempont(9)	90,554	*
Divya Seshamani	—	—
Michael S. Liebowitz(10)	1,016,395	1.4%
All Directors and Executive Officers as a Group (14 individuals)	37,735,805	47.2%

Five Percent Holders:
Oak Investment Partners(5)	32,949,384	43.0%
SoftBank Group Capital Limited(11)	15,721,957	21.2%

*	Less than 1%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Airspan Networks Inc., 777 Yamato Road, Suite 310, Boca Raton, Florida 33431.
(2)	Common Stock consists of (i) 16,285 shares of Common Stock; (ii) 1,153,592 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022, (iii) 153,712 shares of restricted Common Stock and (iv) 2,469 shares of Common Stock issuable upon exercise of Post-Combination Warrants.
(3)	Common Stock consists of (i) 1,633 shares of Common Stock, (ii) 576,797 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022, (iii) 76,856 shares of restricted Common Stock and (iv) 249 shares of Common Stock issuable upon exercise of Post-Combination Warrants.
(4)	Common Stock consists of (i) 447,618 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022, and (ii) 19,215 shares of restricted Common Stock.
(5)	Includes 4,310,325 shares of Common Stock issuable upon exercise of Post-Combination Warrants. Shares are held by Oak Investment Partners XI, Limited Partnership and Oak Investment Partners XIII, Limited Partnership (collectively, “Oak Investment Partners”). The address of the entities affiliated with Oak Investment Partners is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851. Mr. Carano has shared power to vote and dispose of the shares held by Oak Investment Partners. Mr. Carano disclaims beneficial ownership of the shares held by Oak Investment Partners, except to the extent of his pecuniary interest therein.
(6)	Common Stock consists of (i) 104,380 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022, and (ii) 25,359 shares of restricted Common Stock.
(7)	Common Stock consists of (i) 288,401 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022, and (ii) 38,425 shares of restricted Common Stock.
(8)	Common Stock consists of (i) 251,910 shares of Common Stock held by Connis Point Partners, LLC, of which Mr. Jarvis is the Managing Member, (ii) 38,181 shares of Common Stock issuable upon exercise of Post-Combination Warrants held by Connis Point Partners, LLC and (iii) 70,976 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022. The address of Connis Point Partners, LLC is 3825 Issaquah Pine Lake Rd. SE, Sammamish, Washington 98075.
(9)	Common Stock consists of 79,304 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022.
(10)	Common Stock consists of (i) 876,426 shares of Common Stock and (ii) 139,969 shares of Common Stock issuable upon exercise of Private Placement Warrants.
(11)	Includes 1,938,071 shares of Common Stock issuable upon exercise of Post-Combination Warrants. The address of SoftBank Group Capital Limited is 69 Grosvenor Street, London, W1K 3JP United Kingdom. Shares are subject to the irrevocable proxy and power of attorney dated March 8, 2021, as further described in this Annual Report in the section entitled “Certain Relationships and Related Person Transactions — Legacy Airspan — SoftBank.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,452,376	(1)	4.23	(2)	3,059,623	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	8,452,376		4.23		3,059,623

(1)	Represents shares of Common Stock to be issued upon the exercise of options and the vesting of restricted stock units granted under the Legacy Airspan Plan and the 2021 Plan. As a result of the Business Combination, outstanding options to purchase Legacy Airspan stock were converted into options to purchase an aggregate of 5,815,796 shares of Common Stock.
(2)	Reflects the weighted-average exercise price of outstanding options. Outstanding restricted stock units are not included as such awards do not have an exercise price.
(3)	Represents 3,059,623 shares of Common Stock available for issuance under the 2021 Plan. Other than the shares of Common Stock reflected in column (a), no shares of Common Stock are available for issuance under the Legacy Airspan Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Airspan

Registration Rights and Lock-Up Agreement

On August 13, 2021, the Company, certain stockholders of New Beginnings (the “Sponsor Holders”) and certain stockholders of Legacy Airspan (collectively with the Sponsor Holders, the “Holders”) entered into that certain Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”).

Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we are obligated to file a shelf registration statement to register the resale of certain of our securities held by the Holders. In addition, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, to sell all or any portion of their registrable securities in an underwritten offering pursuant to a shelf registration statement so long as (i) the total offering price is reasonably expected to exceed $50 million or (ii) if such requesting Holder reasonably expects to sell all of the registerable securities held by such Holder in such underwritten offering pursuant to a shelf registration statement, the total offering price is reasonably expected to exceed $10 million. The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provided for our securities held by Oak Investment Partners XI, Limited Partnership, Oak Investment Partners XIII, Limited Partnership, Qualcomm Incorporated, Reliance Jio Infocomm USA Inc. (“Reliance”) and SoftBank Group Capital Limited (“SoftBank”) to be locked-up for a period of six months following the Closing, while the shares of Common Stock initially purchased by the Sponsor in a private placement in September 2020 (the “Founder Shares”) held by the Sponsor will be locked-up for a period of one year following the Closing, in each case subject to earlier release upon (i) the date on which the last reported sale price of our Common Stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period or (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property.

The Registration Rights and Lock-Up Agreement also provided that the Private Placement Warrants and shares of Common Stock underlying the Private Placement Units, along with any shares of Common Stock underlying the Private Placement Warrants, were locked-up for a period of 30 days following the Closing so long as such securities were held by the initial purchasers of the Private Placement Units or their permitted transferees.

Stockholders Agreement

On August 13, 2021, the Company, the Sponsor and certain stockholders of Legacy Airspan entered into the Stockholders Agreement, which provides, among other things, that, from and after the Closing and until such time as the Sponsor beneficially owns less than 1,535,000 shares of our Common Stock, the Sponsor will have the right to nominate a director (the “Sponsor Director”), who is initially Michael Liebowitz. The Stockholders Agreement also provides that for so long as the Sponsor Director is an independent director, the Sponsor Director will be appointed to, and serve on, the nominating and corporate governance committee of the Board (or, if there is no nominating and corporate governance committee of the Board, such other committee of the Board that is primarily responsible for nominating and corporate governance matters).

Amended Credit Agreement

At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement. At December 31, 2021, there was approximately $46.5 million aggregate principal amount of indebtedness outstanding under the Fortress Credit Agreement, which is the largest aggregate principal amount outstanding during the year ended December 31, 2021. During the year ended December 31, 2021, we paid approximately $2.1 million in interest and no principal under the Fortress Credit Agreement.

The Fortress Credit Agreement has a maturity date of December 30, 2024. Under the Fortress Credit Agreement, the initial term loan (“Tranche 1”) total commitment of $34.0 million and a term loan (“PIK” or “Paid-in-Kind”) commitment of $10.0 million (“Tranche 2”) were both funded to Legacy Airspan on December 30, 2020. Under the terms of the Fortress Credit Agreement, we may expand the term loan commitment by $20.0 million, subject to the terms of the Fortress Credit Agreement. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contains a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021 and a related fee in the amount of the make-whole amount of interest that would have been payable had such prepayment not been made.

To secure its obligations under the Fortress Credit Agreement, Fortress was assigned PWB’s security interest under the PWB Facility and we granted Fortress, as security for the obligations, a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

The Fortress Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Fortress Credit Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month EBITDA. Pursuant to the March 2022 Fortress Amendment, the financial covenants included in the Fortress Credit Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly.

The interest rate for Tranche 1 is based on the level of our Net EBITDA Leverage Ratio. The initial applicable rate for Tranche 1 is set at Level V (see table below). After the initial applicable rate period, the relevant rate is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	LIBOR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 6.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 0.50%	The applicable rate is LIBOR plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%	The applicable rate is LIBOR plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%	The applicable rate is LIBOR plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is LIBOR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is LIBOR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

Interest with respect to Tranche 1 is payable monthly in accordance with the Cash Component/PIK Component split described in the foregoing table. With respect to Tranche 2, the relevant applicable rate is 5.0% as of December 31, 2021, and is payable monthly as interest paid in kind.

Convertible Notes

Immediately prior to Closing, on August 13, 2021, we issued $50,000,000 aggregate principal amount of Convertible Notes under the Convertible Note Purchase Agreement. At Closing, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into a joinder agreement to add Legacy Airspan and such subsidiaries as guarantors under the Convertible Note Purchase Agreement and to reaffirm the obligations and security intended to be granted thereby. On March 29, 2022, we and certain of our subsidiaries who are party to the Convertible Note Purchase Agreement entered into the Convertible Note Purchase Agreement Amendment to, among other things, amend the financial covenants included in the Convertible Note Purchase Agreement, the conversion price of the Convertible Notes and the optional redemption provisions of the Convertible Notes. SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the collateral agent and trustee under the Convertible Note Purchase Agreement and the Convertible Notes. SoftBank has an indirect, non-controlling beneficial interest in each holder of Convertible Notes.

The Convertible Notes bear interest at the Base Rate, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. The Convertible Notes are secured by substantially all of our assets and a pledge of the capital stock of our subsidiaries.

Prior to the Convertible Note Purchase Agreement Amendment, each Convertible Note, together with all accrued but unpaid interest thereon, was convertible, in whole or in part, at the option of the holder thereof, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of our Common Stock at a conversion price equal to $12.50 per share. Pursuant to the Convertible Note Purchase Agreement Amendment, the conversion price with respect to the Convertible Notes was decreased to $8.00 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is subject to a broad-based weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of our Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect. In addition, pursuant to the Convertible Note Purchase Agreement Amendment, if, during the period commencing on and including the date of the Convertible Note Purchase Agreement Amendment and ending on and including the 15-month anniversary of the date of the Convertible Note Purchase Agreement Amendment, there is no 30 consecutive trading day-period during which the average of the Daily VWAPs for such 30 consecutive trading day-period (after excluding the three highest and three lowest Daily VWAPs during such period) equals or exceeds $10.00 (as adjusted for stock splits, stock combinations, dividends, distributions, reorganizations, recapitalizations and the like), the conversion price with respect to the Convertible Notes will be reduced to the amount that such conversion price would otherwise have been had the conversion price with respect to the Convertible Notes been $6.00 on the date of the Convertible Note Purchase Agreement Amendment. Notwithstanding the above, the number of shares of our Common Stock that may be acquired by a holder upon any conversion of a Convertible Note will be limited to the extent necessary to insure that, following such conversion, the total number of shares of our Common Stock then beneficially owned by that holder and its affiliates and any other person whose beneficial ownership of our Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act does not exceed 4.999% of the total number of issued and outstanding shares of our Common Stock (including the shares of our Common Stock issuable upon such conversion).

Upon the occurrence of a change of control, or if our Common Stock or other securities into which the Convertible Notes are then convertible cease to be listed for trading on a U.S. national securities exchange, in each case, prior to the maturity date of the Convertible Notes, a holder of Convertible Notes will have the right, at its option, to require us to repurchase for cash all or a portion of the holder’s Convertible Notes at a repurchase price equal to the sum of (i) all of the principal to be repurchased, (ii) any accrued and unpaid interest thereon through the date of repurchase, and (iii) any applicable make-whole amount. In addition, a future voluntary prepayment of our senior secured debt under the Fortress Credit Agreement will grant a holder of Convertible Notes the right, at its option, to require us to repurchase for cash a proportionate amount of the holder’s Convertible Notes at a repurchase price equal to the sum of (a) the principal to be repurchased, (b) any accrued and unpaid interest thereon to the date of repurchase, and (c) any applicable make-whole amount. In the event certain other events occur or conditions exist, including the issuance of certain Indebtedness (as defined in the Convertible Note Purchase Agreement), certain asset dispositions, and certain issuances of equity, a holder of Convertible Notes will have the right, at its option, to require us to repurchase for cash a portion of the holder’s Convertible Notes at a repurchase price equal to the sum of (x) the principal to be repurchased, (y) any accrued and unpaid interest thereon to the date of repurchase, and (z) any applicable make-whole amount. In the event certain cash flow thresholds are exceeded or certain proceeds of condemnation or insurance are received and not reinvested, a holder of Convertible Notes will have the right, at its option, to require us to repurchase for cash a portion of the holder’s Convertible Notes at a repurchase price equal to the sum of (A) all of the principal to be repurchased, and (B) any accrued and unpaid interest thereon to or through, as applicable, the date of repurchase.

The Convertible Notes will not be redeemable by us prior to the second anniversary of the issuance of the Convertible Notes. On or after such second anniversary, the Convertible Notes will be redeemable, in whole or in part, by us for cash, shares of our Common Stock or any combination thereof, at our option, if the last reported sale price of our Common Stock has been at least 130% of the “triggering price” then in effect for the 30 consecutive trading days ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption to the holders of Convertible Notes at a redemption price equal to (i) all of the principal to be redeemed, (ii) any accrued and unpaid interest thereon through the date of redemption, and (iii) any applicable make-whole amount. The current “triggering price” is $12.50 per share, which triggering price is subject to adjustment in the same manner and at the same times as the conversion price with respect to the Convertible Notes is adjusted pursuant to the terms of the Convertible Notes, except that no adjustment will be made to the triggering price in connection with the Stock Threshold Reduction.

The terms of the Convertible Notes and the Convertible Note Purchase Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Convertible Note Purchase Agreement), and make distributions. In addition, financial covenants apply. Prior to the Convertible Note Purchase Agreement Amendment, these financial covenants included (a) minimum liquidity of $5.0 million, (b) minimum last twelve-month revenue and (c) minimum last twelve-month EBITDA and certain other expenses including non-cash stock compensation, non-recurring costs in connection with the loan and Convertible Notes documentation and the Business Combination, warrant liabilities, and other noncash amortization expenses, in each case, determined in accordance with GAAP. Pursuant to the Convertible Note Purchase Agreement Amendment, the financial covenants included in the Convertible Note Purchase Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Convertible Note Purchase Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

During the year ended December 31, 2021, we paid approximately $1.3 million in interest and no principal under the Convertible Notes.

Indemnification Agreements

We have entered into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in the Certificate of Incorporation and our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in the Certificate of Incorporation and our Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Prior to the Closing, Legacy Airspan and New Beginnings had also entered into customary indemnification agreements with all of their respective directors and executive officers.

Legacy Airspan

Investment Private Placement

Contemporaneously with the execution of the Business Combination Agreement, certain investors entered into certain subscription agreements, pursuant to which such investors agreed to subscribe for and purchase shares of Common Stock at a purchase price of $10.00 per share in a transaction to be consummated immediately prior to the consummation of the Business Combination (the “PIPE”). SoftBank and Oak Investment Partners (“Oak”), each of whom, at the time of the subscription agreements, beneficially owned more than 5% of the issued and outstanding Legacy Airspan Common Stock, on a fully-converted basis, agreed to invest in the PIPE. The investments in the PIPE closed on August 13, 2021. In addition, Bandel Carano, the general partner of Oak, and Scot Jarvis and Thomas Huseby, venture partners of Oak, were members of the Legacy Airspan board of directors prior to Closing and are current members of our Board.

Stockholder Support Agreement

Concurrently with the execution of the Business Combination Agreement, New Beginnings and Oak, Qualcomm Incorporated and SoftBank (collectively, the “Key Airspan Stockholders”) entered into a Stockholder Support Agreement, pursuant to which such Key Airspan Stockholders agreed, among other things, to vote their shares of Legacy Airspan common stock, Legacy Airspan Class B common stock and voting Legacy Airspan preferred stock in favor of adopting the Business Combination Agreement and approving the Business Combination. The Key Airspan Stockholders include Oak, with whom our current Board members Bandel Carano, Scot Jarvis and Thomas Huseby are affiliated, and Qualcomm Incorporated (“Qualcomm”), with whom, Quinn Li, a former member of the Legacy Airspan board of directors, is affiliated. The Stockholder Support Agreement terminated at Closing.

Equity Financings

Series H Senior Preferred Stock Financing

From December 14, 2020 to February 2, 2021, Legacy Airspan sold an aggregate of 181,294 shares of its Series H Senior Preferred Stock at a purchase price of $61.50 per share, for an aggregate purchase price of $11,149,581, pursuant to its Series H Senior Preferred Stock financing.

The following table summarizes purchases of Legacy Airspan’s Series H Senior Preferred Stock by related persons and their affiliated entities. None of Legacy Airspan’s executive officers purchased shares of its Series H Senior Preferred Stock.

Stockholder	Shares of Legacy Airspan Series H Senior Preferred Stock	Total Purchase Price
Oak Investment Partners XIII, Limited Partnership(1)	56,910	$3,499,965
Qualcomm Incorporated(2)	12,194	$749,931
Connis Point Partners, LLC(3)	4,066	$250,059
New Enterprise Associates 14, L.P.(4)	29,594	$1,820,031
NEA 15 Opportunity Fund, L.P.(4)	2,928	$180,072
SoftBank Group Capital Limited(5)	48,780	$2,999,970

(1)	Bandel Carano, a member of Legacy Airspan’s board of directors at the time of the investment and current member of our Board, is general partner of Oak. Scot Jarvis and Thomas Huseby, members of Legacy Airspan’s board of directors at the time of the investment and current members of our Board, are venture partners in Oak.
(2)	Quinn Li, a member of Legacy Airspan’s board of directors at the time of the investment, is affiliated with Qualcomm.
(3)	Scot Jarvis, a member of Legacy Airspan’s board of directors at the time of the investment and a current member of our Board is an affiliate of Connis Point Partners, LLC.
(4)	NEA is a former stockholder of Mimosa and, prior to the Closing, held 234,856 shares of Legacy Airspan’s Class B common stock.
(5)	SoftBank is our subordinated lender and has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Convertible Note Purchase Agreement and the Convertible Notes, and also has an indirect, non-controlling beneficial interest in each Convertible Notes Purchaser.

SoftBank

On October 1, 2015, Legacy Airspan issued a warrant to SoftBank to purchase shares of Legacy Airspan’s Series D Preferred Stock, par value $0.0001 per share, which was amended by Amendment No. 1, dated February 3, 2016, Amendment No. 2, dated July 1, 2016 and Amendment No. 3, dated July 3, 2017 (the “SoftBank Warrant”). In connection with the Business Combination, on March 8, 2021, concurrently with the execution of the Business Combination Agreement, SoftBank and New Beginnings entered into the an irrevocable proxy agreement (the “Proxy Agreement”), pursuant to which, among other things, SoftBank granted to the proxyholder named therein an irrevocable proxy and power of attorney with respect to any shares of Common Stock held by SoftBank representing in excess of 9.90% of our voting power in any applicable vote, consent, election, waiver or other action of our stockholders (the “Subject Shares”). Pursuant to the Proxy Agreement the proxyholder named in the Proxy Agreement will vote the Subject Shares in the same manner and proportion as all other shares of stock entitled or eligible to vote on the applicable matter, excluding any shares of stock held by SoftBank and its affiliates. As consideration for, among other things, SoftBank’s cooperation with, participation in, and consent to the Business Combination and the entry into the Proxy Agreement, Legacy Airspan and SoftBank agreed to amend and restate the SoftBank Warrant to, among other things, (i) reduce the purchase price to $45.9875 per share and (ii) provide for the automatic net exercise of the warrant upon the completion of the Business Combination.

As further described above under “Certain Relationships and Related Person Transactions — Airspan — Amended Credit Agreement” and “Certain Relationships and Related Person Transactions — Airspan — Convertible Notes,” SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Convertible Note Purchase Agreement and the Convertible Notes, and also has an indirect, non-controlling beneficial interest in each Convertible Notes Purchaser.

SoftBank is a subordinated lender to Legacy Airspan under the term loan agreement, dated February 9, 2016, as amended by amendments thereto, including Amendment No. 5 thereto dated as of December 30, 2020 (the “SoftBank Working Capital Agreement”). At December 31, 2021, there was approximately $38.0 million aggregate principal amount of indebtedness outstanding under the SoftBank Working Capital Agreement. The SoftBank Working Capital Agreement bears interest at a rate of 9% per annum. Since January 1, 2021, we have paid no principal and have accrued, but not yet paid any interest, under the SoftBank Working Capital Agreement.

We derived approximately $0.6 million in revenue from sales of products and services to SoftBank from January 1, 2021 through December 31, 2021. Additionally, we derived approximately $1.2 million in revenue from sales of products and services to Dense Air Limited between January 1, 2021 and December 31, 2021. During the year ended December 31, 2021, Dense Air Limited was controlled by SoftBank.

Pendrell Corporation (“Pendrell”)

Pendrell is a lender under the Fortress Credit Agreement and through affiliates, prior to Closing, held warrants to purchase an aggregate of 8,130 shares of Legacy Airspan’s Series H Senior Preferred Stock at a price of $61.50 per share expiring on December 30, 2025. Prior to the Closing, Pendrell also owned an aggregate of 16,260 shares of Legacy Airspan’s Series H Senior Preferred Stock.

Reliance

We are a supplier of products to Reliance. Reliance has accounted for approximately $38.4 million of our revenues between January 1, 2021 through December 31, 2021. Prior to the Closing, Reliance held an aggregate of 162,602 shares of Legacy Airspan’s Series D Preferred Stock.

Mr. Mathew Oommen, our director, is affiliated with Reliance.

Foxconn Technology Group (“Foxconn”)

Foxconn is our principal manufacturing supplier and has extensive commercial relationships with our company. In the period from January 1, 2021 to December 31, 2021, we paid Foxconn approximately $66.8 million. Prior to Closing, Foxconn affiliated entities held an aggregate of 96,699 shares of Legacy Airspan’s Series E Senior Preferred Stock (held by ICREATE Investments Limited) and 113,821 shares of Legacy Airspan’s Series G Senior Preferred Stock (held by Fii USA Inc.).

Legacy Airspan Investors’ Rights Agreement

Legacy Airspan entered into a second amended and restated investors’ rights agreement, dated December 14, 2020 (the “Investors’ Rights Agreement”), which granted rights to certain holders of Legacy Airspan’s stock, including Oak, with whom our current Board members Bandel Carano, Scot Jarvis and Thomas Huseby are affiliated, and Qualcomm, with whom Quinn Li, a member of Legacy Airspan’s board of directors, is affiliated. The Investors’ Rights Agreement also provided the parties thereto with certain registration rights, information and inspection rights, drag-along rights and right of first offer rights, among other rights. The Investors’ Rights Agreement terminated upon the consummation of the Business Combination.

New Beginnings

In September 2020, the Sponsor purchased 2,156,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. On October 20, 2020, New Beginnings effected a stock dividend resulting in the Sponsor holding 2,875,000 Founder Shares, representing an adjusted purchase price of approximately $0.009 per share. The Founder Shares, after giving effect to the stock dividend, included an aggregate of up to 375,000 shares of Common Stock subject to forfeiture if the over-allotment option with respect to the IPO was not exercised by the underwriters in full. In connection with the underwriters’ full exercise of their over-allotment option in November 2020, the 375,000 shares were no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell its Founder Shares until the earlier of (i) one year after the date of the consummation of the Business Combination or (ii) the date on which the closing price of our shares of Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Business Combination, or earlier, in either case, if, subsequent to the Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

In September 2020, New Beginnings issued an unsecured promissory note to the Sponsor, pursuant to which New Beginnings could borrow up to an aggregate principal amount of $200,000 to be used for a portion of the expenses of the IPO. This loan was non-interest bearing, unsecured and due at the earlier of December 31, 2020 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of the offering proceeds not held in New Beginnings’ trust account. On November 2, 2020, New Beginnings repaid $120,000 to the Sponsor.

Contemporaneously with the execution of the Business Combination Agreement, on March 8, 2021, the Sponsor entered into a Sponsor Support Agreement with Legacy Airspan and New Beginnings (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, subject to the terms and conditions of the Sponsor Support Agreement, (a) to forfeit 125,000 shares of our Common Stock held by the Sponsor immediately prior to the Closing, (b) to vote all shares of Common Stock held by the Sponsor at such time in favor of the approval and adoption of the Business Combination Agreement and approval of the Business Combination and the other related proposals, (c) to abstain from exercising any redemption rights with respect to any shares of Common Stock held by Sponsor and (d) that it would not transfer any of the shares of Common Stock held by the Sponsor or otherwise agree to transfer such shares, except pursuant to the Sponsor Support Agreement. The Sponsor Support Agreement terminated at the Closing.

Related Party Transactions Policies

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our Board (or the audit committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also expect to require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Seshamani and Messrs. Carano, Flynn, Huseby, Jarvis, Liebowitz and Trempont are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Prior to the consummation of the Business Combination, the board of directors of New Beginnings had determined that former New Beginnings directors Mr. Benjamin Garrett, Mr. Frank A. Del Rio, Mr. Perry Weitz and Dean Kate Walsh were “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

The aggregate fees billed by Grant Thornton LLP for professional services rendered to us for the years ended December 31, 2021 and 2020 are set forth in the table below.

	For the Fiscal Years Ended December 31,
	2021	2020
Audit Fees(1)	$746,948	$539,267
Audit-Related Fees(2)	—	—
Tax Fees(3)	34,442	84,226
All Other Fees(4)	—	—
Total	$781,390	$623,493

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of interim financial information and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. The aggregate fees billed in 2021 include audit services related to the Business Combination.
(2)	Audit-related fees consist of fees that are reasonably related to the performance of the audit or review of our financial statements and are not reported as audit fees.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice, and tax planning.
(4)	Other fees consist of fees not otherwise reported as audit fees, audit-related fees or tax fees.

Pre-Approval Policy

Our Audit Committee Charter requires the Audit Committee to review and pre-approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm, other than non-audit services that are subject to exceptions to pre-approval available under applicable laws and rules related to immaterial aggregate amounts of services. All services provided by of our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of March 8, 2021, by and among New Beginnings, Merger Sub and Legacy Airspan	S-4	2.1	05/14/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	08/19/2021
3.2	Amended and Restated Bylaws
4.1	Specimen Common Stock Certificate	8-K	4.1	08/19/2021
4.2	Specimen Public Warrant and Private Placement Warrant Certificate	S-1	4.3	10/22/2020
4.3	Warrant Agreement, dated October 29, 2020, by and between New Beginnings and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/02/2020
4.4	Warrant Agreement, dated August 13, 2021 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.4	08/19/2021
4.5	Specimen Post-Combination Warrant Certificate	S-4	4.6	6/21/2021
4.6†*	Customer Warrant, dated March 5, 2021, by and between Legacy Airspan and DISH Network Corporation	S-1	4.6	9/10/2021
4.7	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1	Amended and Restated Registration Rights and Lock-Up Agreement, dated as of August 13, 2021, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Airspan named therein	8-K	10.1	08/19/2021
10.2†^	Stockholders Agreement, dated as of August 13, 2021, by and among the Company and certain stockholders of the Company named therein	8-K	10.2	08/19/2021
10.3†^	Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents, dated as of August 13, 2021, by and among the Company, Airspan Networks Inc., certain of its subsidiaries, as guarantors, DBFIP ANI LLC, as administrative and collateral agent, and the holders of the Convertible Notes party thereto	8-K	10.3	08/19/2021
10.4	Sponsor Support Agreement, dated as of March 8, 2021, by and among the Company, Legacy Airspan and the Sponsor	S-4	10.1	05/14/2021
10.5†	Stockholder Support Agreement, dated as of March 8, 2021, by and among the Company and certain stockholders of Legacy Airspan party thereto	S-4	10.2	05/14/2021
10.6	Form of Subscription Agreement	S-4	10.3	5/14/2021
10.7	Letter Agreement by and among the Company and each of the Company’s initial stockholders, officers and directors	S-1	10.1	10/22/2020
10.8#	Airspan Networks Inc. 2009 Omnibus Equity Plan, including the amendments thereto	S-4	10.10	05/14/2021
10.9#	2021 Stock Incentive Plan	S-4	10.11	05/14/2021
10.10#	Form of Stock Option Award under 2021 Stock Incentive Plan for Chief Executive Officer and Chief Financial Officer	S-4	10.12	05/14/2021
10.11#	Form of Stock Option Award under 2021 Stock Incentive Plan for Other Employees	S-4	10.13	05/14/2021
10.12#	Form of Stock Option Award under 2021 Stock Incentive Plan for Non-Employee Directors	S-4	10.14	05/14/2021
10.13#	Form of MIP RSU	S-4	10.15	05/14/2021
10.14#	Form of RSU Award under 2021 Stock Incentive Plan
10.15#	Form of Exchanged Restricted Stock Award	S-4	10.16	05/14/2021
10.16#	Form of RSU for Exchanged Restricted Stock	S-4	10.17	05/14/2021
10.17#	Employment Letter Agreement dated October 7, 2009 between Airspan Networks Inc. and Eric Stonestrom	S-4	10.19	05/14/2021

10.18#	Employment Letter Agreement dated October 7, 2009 between Airspan Networks Inc. and David Brant	S-4	10.20	05/14/2021
10.19#	Employment Offer Letter dated February 8, 2001, as amended, between Airspan Networks Inc. and Henrik Smith-Petersen	S-4	10.21	05/14/2021
10.20†	Convertible Note Purchase Agreement, dated August 6, 2015, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.23	05/14/2021
10.21†^	Amendment No. 1 to Convertible Note Purchase Agreement, dated August 19, 2016, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.24	05/14/2021
10.22†	Amendment No. 2 to Convertible Note Purchase Agreement, dated November 28, 2017, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.25	05/14/2021
10.23	Term Loan Agreement, dated February 9, 2016, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.26	05/14/2021
10.24	Amendment No. 1 to Term Loan Agreement, dated July 12, 2016, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.27	05/14/2021
10.25	Amendment No. 2 to Term Loan Agreement, dated July 3, 2017, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.28	05/14/2021
10.26	Amendment No. 3 to Term Loan Agreement, dated May 23, 2019, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.29	05/14/2021
10.27	Amendment No. 4 to Term Loan Agreement, dated March 30, 2020, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.30	05/14/2021
10.28	Amendment No. 5 to Term Loan Agreement, dated December 30, 2020, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.31	05/14/2021
10.29	Amendment to Amendment No. 5 to Loan Agreement, dated as of February 12, 2021, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.32	05/14/2021
10.30	Irrevocable Proxy and Power of Attorney, dated March 8, 2021, by and among SoftBank Group Capital Limited and the Registrant	S-4	10.33	05/14/2021
10.31*	Master Services Agreement, dated November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.	S-4	10.34	05/14/2021
10.32*	Supply and Product Support Agreement, dated November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.	S-4	10.35	05/14/2021
10.33*	OFDMA Smallcell License Agreement, dated August 25, 2014, by and between QUALCOMM Incorporated and Airspan Networks Inc.	S-4	10.35	06/21/2021
10.34*	Amendment to OFDMA Smallcell License Agreement, dated July 1, 2015, by and between QUALCOMM Incorporated and Airspan Networks Inc.	S-4	10.36	06/21/2021
10.35*	Components Supply Agreement, dated November 14, 2015, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.37	06/21/2021
10.36†*	Supply Agreement between Airspan Networks Inc. and Hon Hai Ind. Co., Ltd., effective April 1, 2016	S-4	10.38	06/21/2021
10.37*	Manufacturing Supply Agreement made and entered into as of May 31, 2019 by Airspan Communications Limited and Cape EMS Manufacturing (M) Sdn. Bhd. & Cap Manufacturing (M) Sdn. Bhd.	S-4	10.39	06/21/2021
10.38*	Amendment to Components Supply Agreement, dated January 19, 2017, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.40	06/21/2021
10.39*	Amendment to Components Supply Agreement, dated January 23, 2018, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.41	06/21/2021

10.40*	Amendment to Components Supply Agreement, dated October 23, 2019, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.42	06/21/2021
10.41	Amendment One to Supply Agreement, dated as of January 1, 2018, between Airspan Networks Inc., Cloud Network Technology Singapore Pte. Ltd. and Hon Hai Ind. Co., Ltd.	S-4	10.43	06/21/2021
10.42	Amendment Two to Supply Agreement, dated effective as of February 21, 2020, between Airspan Networks Inc. and Hon Hai Ind. Co., Ltd.	S-4	10.44	06/21/2021
10.43†^	Assignment of Loan dated December 30, 2020 by Pacific Western Bank, as existing agent and lender, Ally Bank, as existing lender, and DBFIP ANI LLC and Pendrell Corporation, as buyers	S-4	10.45	06/21/2021
10.44^	Resignation and Assignment Agreement, entered into as of December 30, 2020, by and among Pacific Western Bank, as agent, DBFIP ANI LLC, as successor agent, Airspan Networks Inc. and each of the other borrowers and guarantors party thereto	S-4	10.46	06/21/2021
10.45	First Amendment to Credit Agreement, dated as of June 14, 2021, by and among Airspan Networks Inc., certain of its subsidiaries, as guarantors, and DBFIP ANI LLC, as administrative and collateral agent	S-4	10.47	06/21/2021
10.46†	Limited Consent, dated March 8, 2021, among Airspan Networks Inc., as borrower, certain subsidiaries of Airspan Networks Inc., as guarantors, DBFIP ANI LLC, as administrative agent and collateral agent, and the lenders from time to time party to the Fortress Credit Agreement.	S-4	10.48	06/21/2021
10.47	Third Amendment and Waiver to Credit Agreement and Other Loan Documents, dated as of March 29, 2022, by and among Airspan Networks Inc., as borrower, the Company, as holdings, certain of the Company’s other subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	03/30/2022
10.48	Form of Director and Officer Indemnification Agreement.	S-4	10.50	06/21/2021
10.49	Senior Secured Convertible Note Purchase and Guarantee Agreement, dated July 30, 2021, by and among the Company, Artemis Merger Sub Corp., DBFIP ANI LLC, as agent, collateral agent and trustee and the purchasers party thereto.	8-K	10.1	08/02/2021
10.50†^	Joinder Agreement, dated as of August 13, 2021, by Airspan Networks Holdings Inc. and the guarantors party thereto to DBFIP ANI LLC, in its capacities as administrative agent, collateral agent and trustee for the holders of the Convertible Notes	8-K	10.48	08/19/2021
10.51	First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents, dated as of March 29, 2022, by and among the Company, as issuer, certain of the Company’s subsidiaries, as guarantors, the holders party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K	10.2	03/30/2022
16.1	Letter from Marcum LLP to the U.S. Securities and Exchange Commission, dated August 16, 2021	8-K	16.1	08/19/2021
21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain provisions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(6)
*	Certain provisions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2022.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Stonestrom	Chief Executive Officer and Director	April 8, 2022
Eric Stonestrom	(Principal Executive Officer)

/s/ David Brant	Senior Vice President and Chief Financial Officer	April 8, 2022
David Brant	(Principal Financial and Accounting Officer)

/s/ Thomas S. Huseby	Director	April 8, 2022
Thomas S. Huseby

/s/ Bandel L. Carano	Director	April 8, 2022
Bandel L. Carano

/s/ Michael T. Flynn	Director	April 8, 2022
Michael T. Flynn

/s/ Scot B. Jarvis	Director	April 8, 2022
Scot B. Jarvis

/s/ Michael Liebowitz	Director	April 8, 2022
Michael Liebowitz

/s/ Mathew Oommen	Director	April 8, 2022
Mathew Oommen

/s/ Divya Seshamani	Director	April 8, 2022
Divya Seshamani

/s/ Dominique Trempont	Director	April 8, 2022
Dominique Trempont