Form 10-Q
period 2022-03-31
Airspan Networks Holdings Inc.
filed 2022-05-10
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, 72,335,952 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

AIRSPAN NETWORKS HOLDINGS INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$45,930	$62,937
Restricted cash	185	185
Accounts receivable, net of allowance of $308 and $309 as of March 31, 2022 and December 31, 2021, respectively	49,788	57,980
Inventory	18,982	17,217
Prepaid expenses and other current assets	18,740	18,833
Total current assets	133,625	157,152
Property, plant and equipment, net	7,711	7,741
Goodwill	13,641	13,641
Intangible assets, net	6,154	6,438
Right-of-use assets, net	5,957	6,585
Other non-current assets	3,854	3,942
Total assets	$170,942	$195,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,621	$29,709
Deferred revenue	3,219	2,902
Accrued expenses	25,537	26,967
Senior term loan, current portion	3,577	3,187
Subordinated debt	10,707	10,577
Current portion of long-term debt	272	275
Total current liabilities	71,933	73,617
Subordinated term loan - related party	38,834	37,991
Senior term loan	37,702	37,876
Convertible debt	41,970	41,343
Other long-term liabilities	19,929	20,924
Total liabilities	210,368	211,751

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 72,335,952 shares issued and outstanding as of March 31, 2022 and December 31, 2021	7	7
Additional paid-in capital	756,156	749,592
Accumulated deficit	(795,589)	(765,851)
Total stockholders’ deficit	(39,426)	(16,252)
Total liabilities and stockholders’ deficit	$170,942	$195,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
Revenues:
Products and software licenses	$33,576	$38,743
Maintenance, warranty and services	3,988	7,192
Total revenues	37,564	45,935

Cost of revenues:
Products and software licenses	24,473	23,889
Maintenance, warranty and services	1,022	1,102
Total cost of revenues	25,495	24,991
Gross profit	12,069	20,944

Operating expenses:
Research and development	16,521	14,374
Sales and marketing	9,330	7,360
General and administrative	11,158	4,455
Amortization of intangibles	284	299
Total operating expenses	37,293	26,488

Loss from operations	(25,224)	(5,544)

Interest expense, net	(4,568)	(2,438)
Other expense, net	(49)	(5,492)

Loss before income taxes	(29,841)	(13,474)

Income tax benefit (expense)	103	(75)

Net loss	$(29,738)	$(13,549)

Loss per share - basic and diluted	$(0.41)	$(0.23)
Weighted average shares outstanding - basic and diluted	72,335,952	59,710,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	—	—	—	(29,738)	(29,738)
Share-based compensation expense	—	—	6,564	—	6,564
Balance as of March 31, 2022	72,335,952	$7	$756,156	$(795,589)	$(39,426)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	59,710,047	$6	$674,906	$(695,325)	$(20,413)
Net loss	—	—	—	(13,549)	(13,549)
Proceeds from sale of Series H preferred stock and warrants, net of issuance costs	—	—	653	—	653
Share-based compensation expense	—	—	661	—	661
Balance as of March 31, 2021	59,710,047	$6	$676,220	$(708,874)	$(32,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,738)	$(13,549)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,121	1,053
Foreign exchange (gain) loss on long-term debt	(3)	(8)
Bad debt expense	7	-
Non-cash debt amendment fee	463	-
Change in fair value of warrants and derivatives	457	3,972
Share-based compensation	6,564	661
Total adjustments	8,609	5,678
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,185	39,223
Increase in inventory	(1,765)	(49)
Decrease (increase) in prepaid expenses and other current assets	93	(1,624)
Decrease in other operating assets	88	119
Decrease in accounts payable	(1,088)	(20,063)
Increase (decrease) in deferred revenue	317	(714)
(Decrease) increase in other accrued expenses	(1,430)	2,388
Decrease in other long-term liabilities	(824)	(495)
Increase in accrued interest on long-term debt	2,673	2,000
Net cash (used in) provided by operating activities	(14,880)	12,914

Cash flows from investing activities:
Purchase of property, plant and equipment	(807)	(1,390)
Net cash used in investing activities	(807)	(1,390)

Cash flows from financing activities:
Repayment of senior term loan	(1,320)	-
Proceeds from the sale of Series H stock, net	-	505
Proceeds from the issuance of Series H warrants	-	142
Net cash (used in) provided by financing activities	(1,320)	647

Net (decrease) increase in cash, cash equivalents and restricted cash	(17,007)	12,171

Cash, cash equivalents and restricted cash, beginning of year	63,122	18,618

Cash, cash equivalents and restricted cash, end of period	$46,115	$30,789

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$1,431	$2,426
Cash paid for income taxes	$159	$955

Supplemental disclosures of non-cash financing activity
Non-cash debt amendment fee	$463	$-

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$45,930	$30,603
Restricted cash	$185	$186
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$46,115	$30,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS

On August 13, 2021 (the “Closing”), Airspan Networks Holdings Inc. (formerly New Beginnings Acquisition Corp.) (the “Company”) consummated its previously announced business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”). In connection with the Closing of the Business Combination, the Company changed its name to Airspan Networks Holdings Inc. Unless the context otherwise requires, references to “Airspan”, the “Company”, “us”, “we”, “our” and any related terms prior to the Closing of the Business Combination are intended to mean Legacy Airspan and its consolidated subsidiaries, and after the Closing of the Business Combination, Airspan Networks Holdings Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires, references to “New Beginnings” and “NBA” are references to New Beginnings Acquisition Corp., the Company’s name prior to the Closing.

The Company designs and produces wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations. Airspan provides Radio Access Network (“RAN”) products based on Open Virtualized Cloud Native Architectures that support technologies including 5G new radio (“5G NR”) and Long-Term Evolution (“LTE”), and Fixed Wireless standards, operating in licensed, lightly-licensed and unlicensed frequencies.

The market for the Company’s wireless systems includes mobile carriers, other public network operators and private and government network operators for command and control in industrial and public safety applications such as smart utilities, defense, transportation, mining and oil and gas. The Company’s strategy applies the same network technology across all addressable sectors.

The Company’s main operations are in Slough, United Kingdom; Mumbai and Bangalore, India; Tokyo, Japan; Airport City, Israel; Santa Clara, California; and the Company’s corporate headquarters are in the United States (“U.S.”) in Boca Raton, Florida.

2.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation, Principles of Consolidation and Use of Estimates

The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Airspan IP Holdco LLC (“Holdco”) – 99.8% owned by Airspan. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or loss of Holdco. The non-controlling interest in net assets of this subsidiary, and the net income or loss attributable to the non-controlling interest, were not recorded by the Company as they are considered immaterial. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

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

The Company had $133.6 million of current assets and $71.9 million of current liabilities as of March 31, 2022. During the three months ended March 31, 2022, the Company used $14.9 million in cash flow from operating activities. The Company is investing heavily in 5G research and development and the Company expects to continue to use cash from operations during the remainder of 2022 and through the first half of 2023. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 7 and 9) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, which the Company expects will be sufficient to meet the prospective covenants of the Company’s senior secured convertible notes and senior term loan and provide the ability to continue as a going concern, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products; and

●	continuing to evaluate and implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies.

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with short-term disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and has caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. The Company cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of its 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact the Company’s results.

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

The Company’s accounts receivable are derived from sales of its products and approximately 66.9% and 71.3% of product sales were to non-U.S. customers for the three months ended March 31, 2022 and 2021, respectively. Two customers accounted for $29.8 million or 59.8% of the net accounts receivable balance as of March 31, 2022 and two customers accounted for $17.4 million or 53.7% of the net accounts receivable balance as of March 31, 2021. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 73.1% and 60.7% of revenue for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the Company had three customers whose revenue was greater than 10% of the three month period’s total revenue. For the three months ended March 31, 2021, the Company had one customer whose revenue was greater than 10% of the three month period’s total revenue.

The Company received 88.1% and 95.5% of goods for resale from five suppliers in the three months ended March 31, 2022 and 2021, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was adopted by the Company on January 1, 2022, and it did not have a material impact on the Company’s condensed consolidated financial statements

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. The new standard was adopted by the Company on January 1, 2022, and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13 (amended by ASU 2019-10), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with current-year presentation. These reclassifications had no effect on the Company’s net loss or cash flows from operations.

3.	THE BUSINESS COMBINATION

On August 13, 2021, the Company and Legacy Airspan completed the Business Combination, with Legacy Airspan surviving the Business Combination as a wholly-owned subsidiary of the Company, and the Company was renamed Airspan Networks Holdings Inc. Cash proceeds from the Business Combination totaled approximately $115.5 million, which included funds held in NBA’s trust account and the completion of the concurrent private placement (the “PIPE” or “PIPE Financing”) of shares of the Company’s common stock (the “Common Stock”) and sale of the Company’s senior secured convertible notes (the “Convertible Notes Financing”).

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Business Combination, each share of Legacy Airspan capital stock issued and outstanding immediately prior to the Closing automatically converted into and became the right to receive a specified number of shares of the Company’s Common Stock, warrants exercisable to purchase one share of the Company’s Common Stock at a price of $12.50 per share (the “Post-Combination $12.50 Warrants”), warrants exercisable to purchase one share of the Company’s Common Stock at a price of $15.00 per share (the “Post-Combination $15.00 Warrants”) and warrants exercisable to purchase one share of the Company’s Common Stock at a price of $17.50 per share (the “Post-Combination $17.50 Warrants” and the Post-Combination $17.50 Warrants, together with the Post-Combination $12.50 Warrants and Post-Combination $15.00 Warrants, the “Post-Combination Warrants”). The aggregate transaction consideration paid in the Business Combination was (i) 59,426,486 shares of the Company’s Common Stock, (ii) 3,000,000 Post-Combination $12.50 Warrants, (iii) 3,000,000 Post-Combination $15.00 Warrants, (iv) 3,000,000 Post-Combination $17.50 Warrants and (v) $17,500,000 in cash. The aggregate transaction consideration was allocated among the holders of shares of Legacy Airspan capital stock (including holders of shares of Airspan capital stock issued pursuant to the net exercise of warrants to purchase Legacy Airspan capital stock and holders of shares of Legacy Airspan restricted stock), holders of Legacy Airspan stock options and participants (the “MIP Participants”) in Legacy Airspan’s Management Incentive Plan (the “MIP”).

Prior to the Business Combination, the Company (then known as New Beginnings Acquisition Corp.) issued 11,500,000 public warrants (the “Public Warrants”) and 545,000 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants”). Following the Business Combination, the Common Stock Warrants remain exercisable for Common Stock of the Company. All other features of the Common Stock Warrants remained unchanged. There were no cash obligations for the Company pertaining to these Common Stock Warrants.

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

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $27.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

At Closing, each Convertible Note, together with all accrued but unpaid interest, was convertible, in whole or in part, at the option of the holder, at any time prior to the payment in full of the principal amount (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share (see Note10).

Summary of Net Proceeds

The following table summarizes the elements of the net proceeds from the Business Combination as of December 31, 2021:

Cash—Trust Account (net of redemptions of $101 million)	$15,184,107
Cash—Convertible Notes financing	48,669,322
Cash—PIPE Financing	75,000,000

Less: Underwriting fees and other issuance costs paid at Closing	(23,353,127)
Cash proceeds from the Business Combination	$115,500,302

Less: Non-cash net liabilities assumed from New Beginnings	(38,216)
Add: Non-cash net assets assumed from New Beginnings	3,684,000
Less: Non-cash fair value of Common Stock Warrants	(13,176,450)
Less: Non-cash fair value of Post-Combination Warrants	(1,980,000)
Less: Non-cash fair value of Convertible Notes issued	(48,273,641)
Less: Other issuance costs included in accounts payable and accrued liabilities	(3,618,792)

Additional paid-in-capital from Business Combination, net of issuance costs paid	$52,097,203

Summary of Shares Issued

The following table summarizes the number of shares of Common Stock outstanding immediately following the consummation of the Business Combination:

New Beginnings shares of Common Stock outstanding prior to the Business Combination	14,795,000
Less: redemption of New Beginnings shares of Common Stock	(9,997,049)
Shares of Common Stock issued pursuant to the PIPE	7,500,000
Outstanding New Beginnings shares of Common Stock prior to the Business Combination, plus shares of Common Stock issued in PIPE Financing	12,297,951

Conversion of Legacy Airspan preferred stock	56,857,492
Conversion of Legacy Airspan common stock	1,182,912
Conversion of Legacy Airspan restricted common stock	339,134
Conversion of Legacy Airspan Class B common stock	1,340,611
Conversion of Legacy Airspan restricted Class B common stock	6,337
Total shares of Company Common Stock outstanding immediately following the Business Combination	72,024,437

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

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended March 31,
	2022	2021
Products sales	$31,646	$37,782
Non-recurring engineering (“NRE”)	1,156	2,125
Product maintenance contracts	899	3,163
Professional service contracts	1,933	1,904
Software licenses	1,384	603
Other	546	358
Total revenue	$37,564	$45,935

Revenue recognized at a point in time for NRE services amounted $0.1 million for the three months ended March 31, 2021. There was no revenue recognized at a point in time for NRE services for the three months ended March 31, 2022. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. Revenue recognized over time for NRE services using a cost-based input method amounted to $1.2 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2021	$7,673	$2,902
Balance as of March 31, 2022	8,704	3,219
Change	$1,031	$317

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of March 31, 2022 and December 31, 2021, deferred revenue (both current and noncurrent) of $3.2 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $3.1 million and $2.5 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the three months ended March 31, 2022 and 2021, include the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Amounts included in the beginning of year contract liability balance	$1,045	$3,550

Warranty Liabilities

Information regarding the changes in the Company’s product warranty liabilities for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$1,285	$1,019
Accruals	237	92
Settlements	(181)	(92)
Balance, end of period	$1,341	$1,019

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had goodwill of $13.6 million as of both March 31, 2022 and December 31, 2021 resulting from a prior acquisition.

Intangible assets, net consists of the following (in thousands):

	Weighted	March 31, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(2,603)	$5,207
Customer relationships	6	2,130	(1,183)	947
Trademarks	2	720	(720)	—
Non-compete	3	180	(180)	—
Total acquired intangible assets		$10,840	$(4,686)	$6,154

	Weighted	December 31, 2021
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	(2,408)	5,402
Customer relationships	6	2,130	(1,094)	1,036
Trademarks	2	720	(720)	—
Non-compete	3	180	(180)	—
Total acquired intangible assets		$10,840	(4,402)	6,438

Amortization expense related to the Company’s intangible assets amounted to $0.3 million for both the three months ended March 31, 2022 and 2021.

Estimated amortization expense for the remainder of 2022 and thereafter related to the Company’s intangible assets is as follows (in thousands):

2022	$854
2023	1,136
2024	1,107
2025	781
2026	781
Thereafter	1,495
Total	$6,154

6.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and related benefits and taxes	$7,226	$7,258
Royalties	2,923	2,870
Agent and sales commissions	2,698	2,833
Right-of-use lease liability, current portion	2,416	2,599
Tax liabilities	1,661	1,611
Product warranty liabilities	1,341	1,285
Product marketing	791	752
Manufacturing subcontractor costs	2,506	2,165
Legal and professional services	2,462	2,275
Other	1,513	3,319
Other accrued expenses	$25,537	$26,967

7.	SUBORDINATED DEBT

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 9). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note.

The Company had subordinated debt outstanding of $9.0 million, plus $1.7 million and $1.6 million of accrued interest as of March 31, 2022 and December 31, 2021, respectively.

8.	SUBORDINATED TERM LOAN – RELATED PARTY

On February 9, 2016, Legacy Airspan entered into a $15.0 million subordinated term loan agreement with a related party (the “Subordinated Term Loan Agreement”) that was due to mature on February 9, 2018. On July 12, 2016, Legacy Airspan entered into an additional $15.0 million Amendment No. 1 to the Subordinated Term Loan Agreement that was due to mature on February 9, 2018. On July 3, 2017, Legacy Airspan entered into Amendment No. 2 to the Subordinated Term Loan Agreement that extended the maturity date to June 30, 2019. On May 23, 2019, Legacy Airspan entered into Amendment No. 3 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2020. On March 30, 2020, Legacy Airspan entered into Amendment No. 4 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2021. On December 30, 2020, Legacy Airspan entered into Amendment No. 5 to the Subordinated Term Loan Agreement that extended the maturity date to the later of (a) December 30, 2024 and (b) 365 days after the maturity date of the Fortress Credit Agreement (as in effect on December 30, 2020) (see Note 9). The term loan is subordinate to the Fortress Credit Agreement (see Note 9).

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

The Company had a subordinated term loan outstanding of $30.0 million, plus $8.8 million and $8.0 million of accrued interest as of March 31, 2022 and December 31, 2021, respectively.

9.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and Fortress became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility and the Fortress Credit Agreement with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2021 Fortress Amendment”) to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 10) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, amend the financial covenants included in the Fortress Credit Agreement.

The Fortress Credit Agreement initial term loan total commitment of $34.0 million and a term loan commitment of $10.0 million were both funded to Legacy Airspan on December 30, 2020. Pursuant to the Fortress Credit Agreement, the Company may expand the term loan commitment by $20.0 million subject to the terms and conditions of the Fortress Credit Agreement. The maturity date of the total loan commitment is December 30, 2024. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contained a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021. Subsequent to December 29, 2021, the Company may prepay this loan but will incur a related fee in the amount of a make-whole amount of interest that would have been payable had such prepayment not been made.

As of March 31, 2022, the Company was in compliance with all applicable covenants under the Fortress Credit Agreement.

The Company’s senior term loan balance was $46.2 million and $46.8 million, inclusive of accrued interest of $3.1 million and $2.5 million, as of March 31, 2022 and December 31, 2021, respectively. Deferred financing fees of $5.0 million and $5.9 million are reflected as reductions of the outstanding senior term loan balance as of March 31, 2022 and December 31, 2021, respectively.

10.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Legacy Airspan, Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization described in Note 3. Pursuant to the Fortress Convertible Note Agreement, $50.0 million was funded to the Company in exchange for the issuance of $50.0 million aggregate principal amount of Convertible Notes on August 13, 2021, the date of the reverse recapitalization. The Convertible Notes bear interest at 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

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

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of March 31, 2022, the Company had convertible debt outstanding as shown below (in thousands):

March 31, 2022
Convertible Notes	$41,887
Accrued interest(a)	1,262
Subtotal	43,149
Loan discount costs	(1,179)
Total Convertible Notes	$41,970

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

As of March 31, 2022, the Company was in compliance with all applicable covenants under the Fortress Convertible Note Agreement.

11.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three months ended March 31, 2022 and 2021. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s condensed consolidated financial instruments (in thousands):

	Level in	March 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$45,930	$45,930	$62,937	$62,937
Restricted cash	1	185	185	185	185
Cash and investment in severance benefit accounts	1	3,597	3,597	3,687	3,687

Liabilities:
Subordinated term loan(a)	2	$38,834	$28,473	$37,991	$28,376
Subordinated debt(a)	2	10,707	7,844	10,577	7,674
Senior term loan(a)	2	41,279	42,620	41,063	43,276
Convertible debt	2	41,970	46,066	41,343	44,494
Public Warrants	1	4,025	4,025	8,510	8,510
Warrants(b)	3	624	624	1,317	1,317

(a)	As of March 31, 2022 and December 31, 2021, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the subordinated term loan, subordinated debt and senior term loan were 17.62%, 17.54% and 14.50%, respectively, as of March 31, 2022 and 17.16%, 16.83% and 13.8%, respectively, as of December 31, 2021.
(b)	As of March 31, 2022 and December 31, 2021, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants as of March 31, 2022 were as follows:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$2.91	$2.91
Exercise price	$12.50 – $17.50	$11.50
Risk free rate	1.85%	2.40%
Expected volatility	73.6%	56.9%
Dividend yield	0.00%	0.00%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at the issuance date and as of the March 31, 2022 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	March 31, 2022	December 31, 2021
Assumptions:
Stock price	$2.91	$9.75
Conversion strike price	$8.00	$12.50
Volatility	65.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	2.38%	0.51%
Debt discount rate	14.50%	12.80%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	$50,000	$50,000
Contingent put inputs and assumptions:
Probability of fundamental change	25.0%	25.0%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative	Call and contingent put derivative
Beginning balance, December 31, 2021	$1,317	$1,343	$1,651
Change in fair value	(693)	5,029	(309)
Ending balance, March 31, 2022	$624	$6,372	$1,342

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

12.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $66.9 million as of March 31, 2022, the majority of which have expected delivery dates during the remainder of 2022.

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

13.	COMMON STOCK AND WARRANTS

Common Stock

As of March 31, 2022, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of March 31, 2022, there were 72,335,952 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors of the Company (the “Board”), payable either in cash, in property or in shares of capital stock. As of March 31, 2022, the Company had not declared any dividends.

Legacy Airspan Warrants

The Company accounted for Legacy Airspan convertible preferred stock warrants that have been earned and are exercisable into shares of Legacy Airspan’s convertible preferred stock as liabilities pursuant to Accounting Standards Codification 480, “Distinguishing Liabilities from Equity” as the warrants were exercisable into shares of Legacy Airspan convertible preferred stock that were contingently redeemable upon events outside the control of Legacy Airspan. The warrant liability is included in other long-term liabilities on the accompanying condensed consolidated balance sheets. The warrants are remeasured and recognized at fair value at each balance sheet date. At the end of each reporting period, changes in fair value during the period are recognized as a component of other expense, net on the accompanying condensed consolidated statements of operations.

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

In October 2015, Legacy Airspan issued warrants to purchase 487,805 shares of Legacy Airspan Series D Convertible Preferred Stock to holders of its Series D Convertible Preferred Stock with an exercise price of $61.50 per share, subject to certain performance requirements (the “Series D-1 Warrants”). In June 2014, Legacy Airspan issued warrants to purchase 203,252 shares of Legacy Airspan Series D Convertible Preferred Stock to holders of Legacy Airspan Series D Convertible Preferred Stock with an exercise price of $61.50 per share, subject to certain performance requirements (the “Series D Warrants”).

The Series D Warrants expired unexercised in January 2021 and the Series D-1 Warrants and Series H warrants were converted as part of the Closing of the Business Combination (Note 3) and ceased to exist after the Business Combination.

Common Stock Warrants

As of March 31, 2022, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

Post-Combination Warrants

As of March 31, 2022, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of March 31, 2022, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

14.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. There are 6,007,718 shares of Common Stock authorized for issuance under the 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of March 31, 2022, there were 11.5 million shares of Common Stock reserved under the Plans.

The following table summarizes share-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$966	$214
Sales and marketing	1,083	140
General and administrative	4,474	293
Cost of sales	41	14
Total share-based compensation	$6,564	$661

Common Stock options

The following table sets forth the activity for all stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	5,489,492	$4.23	6.05	$2.27
Granted	803,760	3.70	-	1.69
Exercised	-	-	-	-
Forfeited	(9,607)	6.29	-	2.46
Expired	(139,172)	5.10	-	2.73
Outstanding, March 31, 2022(a)	6,144,473	$4.14	6.47	$2.18

Exercisable, March 31, 2022(b)	4,109,406	$3.93	5.38	$2.06

(a)	The aggregate intrinsic value of all stock options outstanding as of March 31, 2022 was $0.8 million.
(b)	The aggregate intrinsic value of all vested/exercisable stock options as of March 31, 2022 was $0.8 million.

As of March 31, 2022, there was $4.1 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.66 years.

Restricted Stock Awards (“RSAs”)

The following table sets forth the activity for all RSAs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	351,831	$9.63
Granted	-	-
Forfeited	-	-
Outstanding (nonvested), March 31, 2022	351,831	$9.63

As of March 31, 2022, there was $1.2 million of unrecognized compensation expense related to RSAs to be recognized over a weighted average period of 0.37 years.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per share. The RSUs granted in connection with the MIP vest one year after the date of the grant.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	2,962,884	$8.60
Granted	743,670	3.72
Forfeited	(88,000)	6.94
Outstanding (nonvested), March 31, 2022	3,618,554	$7.64

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three months ended March 31, 2022 and 2021. As of March 31, 2022, there was $16.0 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 1.58 years.

15.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(29,738)	(13,549)

Denominator - basic and diluted:
Weighted average common shares outstanding	72,335,952	59,710,047

Net loss per share - basic and diluted	$(0.41)	(0.23)

The following table sets forth the amounts excluded from the computation of diluted net loss per share as of March 31, 2022 and 2021, because their effect was anti-dilutive.

	March 31,
	2022	2021
Stock options outstanding	6,144,473	1,022,432
Non-vested shares of restricted stock	3,970,385	72,989
Warrants (a)	-	-
Convertible notes (a)	-	-

(a)	The Convertible Notes and warrants referred to in Notes 10 and 13 were also excluded on an as converted basis because their effect would have been anti-dilutive.

16.	RELATED PARTY TRANSACTIONS

As disclosed in Note 8, as of March 31, 2022 and December 31, 2021, Legacy Airspan had a Subordinated Term Loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $0.1 million in revenue from sales of products and services to this related party for the three months ended March 31, 2022. The Company had outstanding receivables amounting to $0.4 million from this related party as of December 31, 2021. There were no amounts receivable from this related party as of March 31, 2022.

The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.5 million and $9.1 million, respectively, as of March 31, 2022 and December 31, 2021, respectively.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $15.9 million and $11.5 million as of March 31, 2022 and December 31, 2021, respectively. The Company derived approximately $7.3 million and $4.3 million in revenue from sales of products and services to this related party for the three months ended March 31, 2022 and 2021, respectively. A senior executive at this customer is also a member of the Board.

The Company derived revenues from sales of products and services to Dense Air Ltd. (“Dense Air”) amounting to $33 thousand for the three months ended March 31 2021. There were no revenues derived from sales of products and services to Dense Air for the three months ended March 31, 2022.

17.	EQUITY METHOD INVESTMENT

The Company previously accounted for its investment in Dense Air, which prior to March 7, 2022, was a wholly-owned subsidiary of the Company, as an equity method investment. Dense Air was historically funded by its sole lender through convertible debt with various restrictions and requirements including a conversion option on substantially all of the ownership interest in Dense Air. Dense Air was designed to acquire and hold specific assets and the fixed price conversion option was economically similar to a call option on the assets of Dense Air. Therefore, the Company concluded consolidation was not required. The Company did determine it had significant influence in the operations of Dense Air and therefore, applied the equity method of accounting. Given Dense Air has operated at a loss since its inception, and the Company has not guaranteed the obligations of Dense Air or otherwise committed to provide further financial support, equity method accounting was discontinued.

The Company receives reimbursement of its expenses for providing certain management support functions to Dense Air, a related party, which are not considered material. In addition, the Company is entitled to receive certain fees upon the successful acquisition of spectrum rights by Dense Air, which are recorded as revenue when earned.

On March 22, 2021, an investor acquired the sole lender to Dense Air’s rights and obligations under a convertible loan agreement. Concurrently, the Company received a notice of conversion from the investor to convert the outstanding amount of the loan into shares equating to 95% of the share capital of Dense Air. On March 7, 2022, the conversion was finalized. This conversion did not have a significant effect on the Company’s condensed consolidated balance sheets, statements of operations or cash flows.

The investment had no carrying value as of December 31, 2021 and March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” after the Closing of the Business Combination are to Airspan Networks Holdings Inc. and its consolidated subsidiaries, and prior to the Closing of the Business Combination are to Legacy Airspan and its consolidated subsidiaries, in each case, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, which may include, among other things: the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate; changes in laws and regulations affecting our business; the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so; the risk that we do not achieve or sustain profitability; the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; the risk that we experience difficulties in managing our growth and expanding operations; the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations; the risk of product liability or regulatory lawsuits or proceedings relating to our products and services; and the risk that we are unable to secure our intellectual property. For further information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2022. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law or regulation, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We offer a complete range of 4G and 5G network build and network densification products with an expansive portfolio of software and hardware tools for indoor and outdoor, compact femto, pico, micro and macro base stations, as well as an industry-leading 802.11ac and 802.11ax fixed wireless access and backhaul solution portfolio for point-to-point and point-to-multipoint applications. Our solutions help network operators monetize the potential of 4G and 5G technologies and use cases and, in addition, allow enterprises to establish their own private networks especially in 5G, where dedicated spectrum has been allocated. We have developed differentiated RAN software and hardware products to help operators get the maximum capacity and coverage in the following ways:

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

The market for our wireless systems includes leading mobile communications service providers, large enterprises, military communications integrators and internet service providers. Our strategy applies the same network technology across all addressable sectors.

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

In connection with the Business Combination, holders of 9,997,049 shares of Common Stock sold in New Beginnings’ initial public offering exercised their right to have such shares redeemed for a full pro rata portion of New Beginnings’ trust account, which was approximately $10.10 per share, or an aggregate redemption payment of $100.97 million.

As a result of the Business Combination, (i) 59,726,486 shares of Common Stock (including 345,471 shares of restricted Common Stock), 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants and 3,000,000 Post-Combination $17.50 Warrants were issued to Legacy Airspan stockholders, (ii) outstanding options to purchase Legacy Airspan common stock and Legacy Airspan Class B common stock were converted into options to purchase an aggregate of 5,815,796 shares of Common Stock, (iii) $17,500,000 in cash was paid and RSUs with respect to 1,750,000 shares of Common Stock were issued to the participants in the MIP and (iv) 4,257,718 shares of Common Stock were reserved for issuance in connection with future grants under the 2021 Plan.

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

The most significant change in our reported financial position and results as a result of the Business Combination is an increase in cash (as compared to Legacy Airspan’s balance sheet immediately prior to the Business Combination) of approximately $115.5 million and an increase of indebtedness (as compared to Legacy Airspan’s balance sheet immediately prior to the Business Combination) of $40.7 million as a result of the issuance of the Convertible Notes. Total non-recurring transaction costs were approximately $27.0 million as a result of the Business Combination.

As a majority of Legacy Airspan’s management team and business operations comprise our management and operations, we have implemented and will need to continue to implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Convertible Notes

On July 30, 2021, we entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”), pursuant to which, on August 13, 2021, we issued $50.0 million in aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate equal to 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. On March 29, 2022, we and certain of our subsidiaries who are party to the Convertible Note Purchase Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Convertible Note Purchase Agreement and the Convertible Notes (the “Convertible Note Purchase Agreement Amendment”) to, among other things, amend the financial covenants included in the Convertible Note Purchase Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes.

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

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with short-term disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. We cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of our 2022 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, cost of revenue, research and development, sales and marketing, general and administrative, interest expense, income taxes and net income. To further help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP consolidated financial statements. See the “Adjusted EBITDA” section below for a reconciliation to net income (loss), the most directly comparable GAAP measure.

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

Our top three customers accounted for 73.1% and 60.7% of revenue for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company had three customers and one customer, respectively, whose revenue was greater than 10% of the quarter’s total revenue.

Our sales outside the U.S. and North America accounted for 66% and 68% of our total revenue in three months ended March 31, 2022 and 2021, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended March 31,
Geographic Area	2022	2021
United States	33%	31%
Other North America	1%	1%
North America	34%	32%
India	22%	10%
Japan	35%	47%
Other Asia	1%	1%
Asia	58%	58%
Europe	2%	3%
Africa and the Middle East	3%	2%
Latin America and the Caribbean	3%	5%
Total revenue	100%	100%

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

Non-Operating Expenses

Interest Expense, Net

Interest expense consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consists of a term loan and revolving credit facility. Interest on the term loan was determined based on the highest of a LIBOR rate, the commercial lending rate of the collateral agent and the federal funds rate, plus an applicable margin. Interest on the revolving credit facility is based on the LIBOR Rate plus an applicable margin.

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

In particular, Adjusted EBITDA is subject to certain limitations, including the following:

●	Adjusted EBITDA does not reflect interest expense, or the amounts necessary to service interest or principal payments under the Fortress Credit Agreement;

●	Adjusted EBITDA does not reflect income tax provision (benefit), and because the payment of taxes is part of our operations, tax provision is a necessary element of our costs and ability to operate;

●	Although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements;

●	Adjusted EBITDA does not reflect the non-cash component of share-based compensation;

●	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations; and

●	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenues:
Products and software licenses	$33,576	$38,743
Maintenance, warranty and services	3,988	7,192
Total revenues	37,564	45,935

Cost of revenues:
Products and software licenses	24,473	23,889
Maintenance, warranty and services	1,022	1,102
Total cost of revenues	25,495	24,991
Gross profit	12,069	20,944

Operating expenses:
Research and development	16,521	14,374
Sales and marketing	9,330	7,360
General and administrative	11,158	4,455
Amortization of intangibles	284	299
Total operating expenses	37,293	26,488

Loss from operations	(25,224)	(5,544)

Interest expense, net	(4,568)	(2,438)
Gain on extinguishment of debt
Other expense, net	(49)	(5,492)

Loss before income taxes	(29,841)	(13,474)

Income tax benefit (expense)	103	(75)

Net loss	$(29,738)	$(13,549)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

Revenues for the above periods are presented below:

	Three Months Ended March 31,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Revenues:
Products and software licenses	$33,576	89%	$38,743	84%
Maintenance, warranty and services	3,988	11%	7,192	16%
Total revenues	$37,564	100%	$45,935	100%

Revenue from products and software licenses of $33.6 million for the three months ended March 31, 2022 decreased by $5.1 million from $38.7 million for the three months ended March 31, 2021. This decrease was primarily due to lower sales of products to customers in Asia Pacific of $4.6 million, lower sales of products to customers in Latin America of $2.4 million and lower sales of $0.5 million in Europe, which was offset by higher sales of products to customers in the U.S. of $2.4 million.

Revenue from maintenance, warranty and services of $4.0 million for the three months ended March 31, 2022 decreased by $3.2 million from $7.2 million for the three months ended March 31, 2021. This decrease was primarily due to the termination of a maintenance and features agreement with a North American customer at the end of the first quarter of 2021.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended March 31,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of Revenues:
Products and software licenses	$24,473	65%	$23,889	52%
Maintenance, warranty and services	1,022	3%	1,102	2%
Total cost of revenues	$25,495	68%	$24,991	54%

Cost of revenues from products and software licenses of $24.5 million for the three months ended March 31, 2022 increased by $0.6 million from $23.9 million for the three months ended March 31, 2021. This increase was primarily due to higher product costs from suppliers in the three months ended March 31, 2022.

Cost of revenues from maintenance, warranty and services of $1.0 million for the three months ended March 31, 2022 decreased slightly from $1.1 million for the three months ended March 31, 2021.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended March 31,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Operating expenses:
Research and development	$16,521	44%	$14,374	31%
Sales and marketing	9,330	25%	7,360	16%
General and administrative	11,158	30%	4,455	10%
Amortization of intangibles	284	1%	299	1%
Total operating expenses	$37,293	99%	$26,488	58%

Research and development—Research and development expenses were $16.5 million for the three months ended March 31, 2022, an increase of $2.1 million from $14.4 million for the three months ended March 31, 2021. The increase was primarily due to $1.3 million of additional headcount-related expenses and $0.8 million additional share-based compensation expense for the three months ended March 31, 2022.

Sales and marketing—Sales and marketing expenses were $9.3 million for the three months ended March 31, 2022, an increase of $2.1 million from $7.4 million for the three months ended March 31, 2021, primarily due to additional headcount-related expenses of $1.1 million and $1.0 million additional share-based compensation expense for the three months ended March 31, 2022.

General and administrative—General and administrative expenses of $11.2 million for the three months ended March 31, 2022 increased by $6.7 million from $4.5 million for the three months ended March 31, 2021. The increase was primarily due to $4.2 million additional share-based compensation expense, $1.0 million of additional insurance expense, $0.7 million additional legal and professional fees and $0.7 million of additional headcount-related expenses for the three months ended March 31, 2022.

Amortization of intangibles—Amortization of intangibles of $0.3 million for the three months ended March 31, 2022 remained constant with the three months ended March 31, 2021.

Non-Operating Expenses

Interest expense, net—Interest expense, net was $4.6 million for the three months ended March 31, 2022, an increase of $2.2 million from $2.4 million for the three months ended March 31, 2021. The increase was primarily due to a higher average debt outstanding in the three months ended March 31, 2022 than the same period in 2021.

Other expense, net—Other expense, net was expense of $49 thousand for the three months ended March 31, 2022, a difference of $5.5 million from an expense of $5.5 million for the three months ended March 31, 2021. The difference was primarily due to $4.4 million in higher losses on changes to the fair value of the warrant and derivative fair values offset by $1.1 million in foreign currency losses.

Income tax benefit (expense)—Income tax benefit (expense) was $0.1 million of a benefit and an expense of $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Net Loss

We had a net loss of $29.7 million for the three months ended March 31, 2022 compared to a net loss of $13.5 million for the three months ended March 31, 2021, an increase of $16.2 million due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2022 was a loss of $18.0 million, representing a change of $12.6 million from a loss of $5.4 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net Loss	$(29,738)	$(13,549)

Adjusted for:
Interest expense, net	4,568	2,438
Income tax (benefit) expense	(103)	75
Depreciation and amortization	1,121	1,053
EBITDA	(24,152)	(9,983)
Share-based compensation expense	6,564	661
Change in fair value of warrant liability and derivatives	(457)	3,972
Adjusted EBITDA	$(18,045)	$(5,350)

Liquidity and Capital Resources

To date, our principal sources of liquidity have been our cash and cash equivalents and cash generated from operations, proceeds from the issuance of long-term debt, preferred and common stock, and the sale of certain receivables. Our capital requirements depend on a number of factors, including sales, the extent of our spending on research and development, expansion of sales and marketing activities and market adoption of our products and services.

We had $133.6 million of current assets and $71.9 million of current liabilities as of March 31, 2022. During the three months ended March 31, 2022, we used $14.9 million in cash flows from operating activities, primarily from the net loss offset by non-cash adjustments. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2022 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management has taken several steps and is considering additional actions to improve our operating and financial results, which we expect will be sufficient to meet the prospective covenants of our Convertible Notes and senior term loan and provide the ability to continue as a going concern, including the following:

●	focusing our efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for our products; and

●	continuing to evaluate and implement cost reduction initiatives to reduce non-strategic costs in operations and expand our labor force in lower cost geographies.

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We also actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 122 days and 103 days as of March 31, 2022 and December 31, 2021, respectively. The increase in DSO as of March 31, 2022 is attributable to the timing of the revenue at the end of the quarter rather than steady throughout the quarter.

On August 6, 2015, we issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to a subordinated convertible note purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on June 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of March 31, 2022 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, we and each of our subsidiaries (other than Dense Air or any of its subsidiaries) as guarantors, entered into the Fortress Credit Agreement with Fortress. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. As of March 31, 2022, we were in compliance with all applicable covenants under the Fortress Credit Agreement. See Note 9 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

On August 13, 2021, we closed the Business Combination. In connection with the Closing, we issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

As of March 31, 2022, we were in compliance with all applicable covenants under the Convertible Note Purchase Agreement. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

As of March 31, 2022, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $66.9 million, the majority of which have expected delivery dates during the remainder of 2022.

As of the date of this Quarterly Report, we believe our existing cash resources are sufficient to fund the cash needs of our business for at least the next 12 months.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(14,880)	$12,914
Net cash used in investing activities	(807)	(1,390)
Net cash (used in) provided by financing activities	(1,320)	647
Net increase in cash, cash equivalents and restricted cash	(17,007)	12,171
Cash, cash equivalents and restricted cash, beginning of period	63,122	18,618
Cash, cash equivalents and restricted cash, end of period	$46,115	$30,789

Operating Activities

Net cash used in operating activities was $14.9 million for the three months ended March 31, 2022, a decrease of $27.8 million from net cash provided by operating activities of $12.9 million for the three months ended March 31, 2021. The decrease is a result of $14.5 million less generated from working capital and $16.2 million less from results of our operations and was offset by an $2.9 million increase in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2022, a decrease of $0.6 million from $1.4 million for the three months ended March 31, 2021 due to lower purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $1.3 million for the three months ended March 31, 2022, which consisted entirely of a repayment of the senior term loan.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2021. This included $0.5 million of net proceeds from the sale of Series H senior preferred stock and $0.1 million of proceeds from the issuance of Series H warrants.

Critical Accounting Estimates

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes during the three months ended March 31, 2022, included the following:

●	Goodwill;

●	Share-based compensation;

●	Common Stock Warrants and Post-Combination Warrants;

●	Convertible Notes; and

●	Income taxes.

Recent Accounting Pronouncements

Refer to Note 2 of our unaudited condensed consolidated financial statements included in this Quarterly Report for further information on recent accounting pronouncements.

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

Additionally, we have chosen to rely on certain reduced reporting requirements applicable to emerging growth companies, including, among other things, that we are not required to (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of NBA’s initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

We will remain an “emerging growth company” under the JOBS Act until the earliest of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of NBA’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) when we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Previously-Reported Material Weakness

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed above.

Changes in Internal Control over Financial Reporting

Other than our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 12 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for information regarding certain litigation to which we are a party.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
10.1	Third Amendment and Waiver to Credit Agreement and Other Loan Documents, dated as of March 29, 2022, by and among Legacy Airspan, as borrower, the Company, as holdings, certain of the Company’s other subsidiaries who are party to the Fortress Credit Agreement, as guarantors, the lenders party thereto and Fortress, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 30, 2022)

10.2	First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents, dated as of March 29, 2022, by and among the Company, as issuer, certain of the Company’s subsidiaries who are party to the Convertible Note Purchase Agreement, as guarantors, the holders of Convertible Notes and Fortress, as agent, collateral agent and trustee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 30, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not deemed filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2022.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)