Form 10-Q
period 2022-06-30
Airspan Networks Holdings Inc.
filed 2022-08-09
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, 72,335,952 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

AIRSPAN NETWORKS HOLDINGS INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,305	$62,937
Restricted cash	51	185
Accounts receivable, net of allowance of $298 and $309 at June 30, 2022 and December 31, 2021, respectively	48,267	57,980
Inventory	17,519	17,217
Prepaid expenses and other current assets	16,612	18,833
Total current assets	118,754	157,152
Property, plant and equipment, net	7,666	7,741
Goodwill	13,641	13,641
Intangible assets, net	5,870	6,438
Right-of-use assets, net	5,488	6,585
Other non-current assets	3,761	3,942
Total assets	$155,180	$195,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,669	$29,709
Deferred revenue	4,588	2,902
Accrued expenses	26,902	26,967
Senior term loan, current portion	3,577	3,187
Subordinated debt	10,844	10,577
Current portion of long-term debt	259	275
Total current liabilities	72,839	73,617
Subordinated term loan - related party	39,706	37,991
Senior term loan	37,459	37,876
Convertible debt	42,605	41,343
Other long-term liabilities	16,042	20,924
Total liabilities	208,651	211,751

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 72,335,952 shares issued and outstanding at both June 30, 2022 and December 31, 2021	7	7
Additional paid-in capital	763,128	749,592
Accumulated deficit	(816,606)	(765,851)
Total stockholders’ deficit	(53,471)	(16,252)
Total liabilities and stockholders’ deficit	$155,180	$195,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

 UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Products and software licenses	$44,031	$34,793	$77,607	$73,535
Maintenance, warranty and services	2,914	7,255	6,902	14,448
Total revenues	46,945	42,048	84,509	87,983

Cost of revenues:
Products and software licenses	26,864	21,732	51,337	45,209
Maintenance, warranty and services	1,253	1,088	2,275	2,602
Total cost of revenues	28,117	22,820	53,612	47,811
Gross profit	18,828	19,228	30,897	40,172

Operating expenses:
Research and development	16,720	15,524	33,241	29,898
Sales and marketing	9,010	7,482	18,340	14,842
General and administrative	11,089	4,445	22,247	8,900
Amortization of intangibles	284	299	568	598
Total operating expenses	37,103	27,750	74,396	54,238

Loss from operations	(18,275)	(8,522)	(43,499)	(14,066)

Interest expense, net	(4,207)	(2,512)	(8,775)	(4,950)
Gain on extinguishment of debt	-	2,096	-	2,096
Other income (expense), net	1,353	(1,388)	1,304	(6,880)

Loss before income taxes	(21,129)	(10,326)	(50,970)	(23,800)

Income tax benefit (expense), net	112	(92)	215	(167)

Net loss	$(21,017)	$(10,418)	$(50,755)	$(23,967)

Loss per share - basic and diluted	$(0.29)	$(0.17)	$(0.70)	$(0.40)
Weighted average shares outstanding - basic and diluted	72,335,952	59,714,562	72,335,952	59,713,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(29,738)	(29,738)
Share-based compensation expense	-	-	6,564	-	6,564
Balance as of March 31, 2022	72,335,952	$7	$756,156	$(795,589)	$(39,426)
Net loss	-	-	-	(21,017)	(21,017)
Share-based compensation expense	-	-	6,972	-	6,972
Balance as of June 30, 2022	72,335,952	$7	$763,128	$(816,606)	$(53,471)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	59,710,047	$6	$674,906	$(695,325)	$(20,413)
Net loss	-	-	-	(13,549)	(13,549)
Proceeds from sale of Series H preferred stock and warrants, net of issuance costs	-	-	653	-	653
Share-based compensation expense	-	-	661	-	661
Balance as of March 31, 2021	59,710,047	$6	$676,220	$(708,874)	$(32,648)
Net loss	-	-	-	(10,418)	(10,418)
Exercise of common stock options	14,277	-	69	-	69
Share-based compensation expense	-	-	828	-	828
Balance as of June 30, 2021	59,724,324	$6	$677,117	$(719,292)	$(42,169)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(50,755)	$(23,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,275	2,129
Foreign exchange gain on long-term debt	(16)	(1)
Bad debt expense	7	138
Gain on extinguishment of debt	-	(2,096)
Change in fair value of warrants and derivatives	(3,936)	4,517
Non-cash debt amendment fee	463	-
Share-based compensation	13,536	1,489
Total adjustments	12,329	6,176
Changes in operating assets and liabilities:
Decrease in accounts receivable	9,706	30,812
Increase in inventory	(302)	(1,029)
Decrease (increase) in prepaid expenses and other current assets	2,221	(1,460)
Decrease in other non-current assets	181	56
Decrease in accounts payable	(3,040)	(18,959)
Increase (decrease) in deferred revenue	1,686	(2,792)
(Decrease) increase in other accrued expenses	(65)	3,713
Increase (decrease) in other long-term liabilities	151	(247)
Increase in accrued interest on long-term debt	5,394	3,881
Net cash used in operating activities	(22,494)	(3,816)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,632)	(3,123)
Net cash used in investing activities	(1,632)	(3,123)

Cash flows from financing activities:
Repayments of senior term loan	(2,640)	–
Proceeds from the exercise of stock options	-	69
Proceeds from the sale of Series H stock, net	-	505
Proceeds from the issuance of Series H warrants	-	142
Net cash (used in) provided by financing activities	(2,640)	716

Net decrease in cash, cash equivalents and restricted cash	(26,766)	(6,223)

Cash, cash equivalents and restricted cash, beginning of year	63,122	18,618

Cash, cash equivalents and restricted cash, end of period	$36,356	$12,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

	Six Months Ended June 30,
	2022	2021

Supplemental disclosures of cash flow information
Cash paid for interest	$2,852	$1,043
Cash (refunded) paid for income taxes	$(146)	$976

Supplemental disclosure of non-cash financing activities:
Non-cash debt amendment fee	$463	$–

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$36,305	$12,208
Restricted cash	$51	$187
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$36,356	$12,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS

On August 13, 2021 (the “Closing”), Airspan Networks Holdings Inc. (formerly New Beginnings Acquisition Corp.) (the “Company”) consummated a business combination transaction (the “Business Combination”) pursuant to a business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”). In connection with the Closing of the Business Combination, the Company changed its name to Airspan Networks Holdings Inc. Unless the context otherwise requires, references to “Airspan”, the “Company”, “us”, “we”, “our” and any related terms prior to the Closing of the Business Combination are intended to mean Legacy Airspan and its consolidated subsidiaries, and after the Closing of the Business Combination, Airspan Networks Holdings Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires, references to “New Beginnings” and “NBA” are references to New Beginnings Acquisition Corp., the Company’s name prior to the Closing.

The Company designs and produces wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations. Airspan provides Radio Access Network (“RAN”) products based on Open Virtualized Cloud Native Architectures that support technologies including 5G new radio and Long-Term Evolution, and Fixed Wireless standards, operating in licensed, lightly-licensed and unlicensed frequencies.

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

The Company had $118.8 million of current assets and $72.8 million of current liabilities as of June 30, 2022. During the six months ended June 30, 2022, the Company used $22.5 million in cash flow from operating activities. The Company is investing heavily in 5G research and development and the Company expects to continue to use cash from operations during the remainder of 2022 and through the first half of 2023. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 7 and 9) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

Certain covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes may not be met as of or during the quarter ending September 30, 2022. See further discussion in Notes 9 and 10.

Going concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. As discussed in Notes 9 and 10 to the condensed consolidated financial statements, the Company’s senior term loan and convertible debt require certain prospective financial covenants to be met. Based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of those financial covenants during certain periods of the next twelve months. Given the continued uncertainty in the global markets, in the event that the Company is unable to achieve these prospective financial covenants, the Company’s senior term loan (see Note 9) and senior secured convertible notes (see Note 10) could become due prior to the maturity date. In addition, the Company’s subordinated loan (see Note 8) and subordinated debt (see Note 7) could become due prior to the maturity date due to cross default provisions contained within those instruments.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	focusing the Company’s efforts to factor receivables to provide additional liquidity; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the Company does not meet the prospective financial covenants and the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that the new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. The Company cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of its 2022 operating results, due to uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact the Company’s results.

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

The Company’s accounts receivable are derived from sales of its products and approximately 50.7% and 70.8% of product sales were to non-U.S. customers for the three months ended June 30, 2022 and 2021, respectively and approximately 57.9% and 69.6% of product sales were to non-U.S. customers for the six months ended June 30, 2022 and 2021, respectively. Two customers accounted for $24.5 million, or 50.9%, of the net accounts receivable balance at June 30, 2022 and three customers accounted for $23.7 million, or 58.2% of the net accounts receivable balance at June 30, 2021. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 70% and 59% of revenue for the three months ended June 30, 2022 and 2021, respectively, and 68% and 59% of revenue for the six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, the Company had two customers whose revenue was greater than 10% of the three-month period’s total revenue. For the six months ended June 30, 2022, the Company had three customers whose revenue was greater than 10% of the six-month period’s total revenue. For the three and six months ended June 30, 2021, the Company had two customers whose revenue was greater than 10% of the three and six month period’s total revenue.

The Company received 94.3% and 92.8% of goods for resale from five suppliers in the three months ended June 30, 2022 and 2021, respectively. The Company received 91.1% and 97.6% of goods for resale from five suppliers in the six months ended June 30, 2022 and 2021, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new standard must be adopted by the Company no later than December 1, 2022, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (amended by ASU 2019-10), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard on January 1, 2023. The Company is currently evaluating the impact this standard will have on the Company’s condensed consolidated financial statements.

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

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Business Combination, each share of Legacy Airspan capital stock issued and outstanding immediately prior to the Closing automatically converted into and became the right to receive a specified number of shares of the Company’s Common Stock, warrants exercisable to purchase one share of the Company’s Common Stock at a price of $12.50 per share (the “Post-Combination $12.50 Warrants”), warrants exercisable to purchase one share of the Company’s Common Stock at a price of $15.00 per share (the “Post-Combination $15.00 Warrants”) and warrants exercisable to purchase one share of the Company’s Common Stock at a price of $17.50 per share (the “Post-Combination $17.50 Warrants” and the Post-Combination $17.50 Warrants, together with the Post-Combination $12.50 Warrants and Post-Combination $15.00 Warrants, the “Post-Combination Warrants”). The aggregate transaction consideration paid in the Business Combination was (i) 59,426,486 shares of the Company’s Common Stock, (ii) 3,000,000 Post-Combination $12.50 Warrants, (iii) 3,000,000 Post-Combination $15.00 Warrants, (iv) 3,000,000 Post-Combination $17.50 Warrants and (v) $17,500,000 in cash. The aggregate transaction consideration was allocated among the holders of shares of Legacy Airspan capital stock (including holders of shares of Legacy Airspan capital stock issued pursuant to the net exercise of warrants to purchase Legacy Airspan capital stock and holders of shares of Legacy Airspan restricted stock), holders of Legacy Airspan stock options and participants (the “MIP Participants”) in Legacy Airspan’s Management Incentive Plan (the “MIP”).

Prior to the Business Combination, New Beginnings issued 11,500,000 public warrants (the “Public Warrants”) and 545,000 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Common Stock Warrants”). Following the Business Combination, the Common Stock Warrants remain exercisable for Common Stock of the Company. All other features of the Common Stock Warrants remained unchanged. There were no cash obligations for the Company pertaining to these Common Stock Warrants.

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

In connection with the Closing of the Business Combination, certain former stockholders of Legacy Airspan (the “Legacy Airspan Holders”) and certain NBA stockholders (the “Sponsor Holders”) entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”). Subject to certain exceptions, the Registration Rights and Lock-Up Agreement provided that 44,951,960 shares of Common Stock, as well as 2,271,026 Post-Combination $12.50 Warrants, 2,271,026 Post-Combination $15.00 Warrants and 2,271,026 Post-Combination $17.50 Warrants (and the shares of Common Stock issuable upon exercise of such Post-Combination Warrants), in each case, held by the Legacy Airspan Holders were locked-up for a period of six months following the Closing, while 2,750,000 shares of Common Stock held by the Sponsor Holders will be locked-up for a period of one year following the Closing, in each case subject to earlier release upon (i) the date on which the last reported sale price of the Common Stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period or (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property. The Registration Rights and Lock-Up Agreement also provided that the Private Placement Warrants and shares of Common Stock underlying the units sold by NBA in a private placement concurrent with its initial public offering (the “Private Placement Units”), along with any shares of Common Stock underlying the Private Placement Warrants, were locked-up for a period of 30 days following the Closing so long as such securities were held by the initial purchasers of the Private Placement Units or their permitted transferees.

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

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $27.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

PIPE Financing

Concurrent with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 7,500,000 shares of Common Stock for an aggregate purchase price of $75.0 million.

Convertible Notes Financing

Concurrent with the Closing of the Business Combination, the Company issued $50,000,000 aggregate principal amount of senior secured convertible notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 7.0% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

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

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Products sales	$42,500	$33,874	$74,146	$71,655
Non-recurring engineering (“NRE”)	-	4,833	1,156	6,958
Product maintenance contracts	911	1,463	1,809	4,626
Professional service contracts	2,003	959	3,937	2,863
Software licenses	1,162	745	2,546	1,348
Other	369	174	915	533
Total revenue	$46,945	$42,048	$84,509	$87,983

There was no revenue recognized at a point in time for NRE services for the three and six months ended June 30, 2022. Revenue recognized at a point in time for NRE services amounted to $1.4 million and $3.5 million for the three and six months ended June 30, 2021, respectively. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. There was no revenue recognized over time for NRE services using a cost-based input method for the three months ended June 30, 2022. Revenue recognized over time for NRE services using a cost-based input method amounted to $3.4 million for the three months ended June 30, 2021, and $1.2 million and $3.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities

Balance as of December 31, 2021	$7,673	$2,902
Balance as of June 30, 2022	8,704	4,588
Change	$1,031	$1,686

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of June 30, 2022 and December 31, 2021, deferred revenue (both current and noncurrent) of $4.6 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $4.5 million and $2.5 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the three and six months ended June 30, 2022 and 2021, include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Amounts included in the beginning of year contract liability balance	$835	$877	$1,880	$4,427

Warranty Liabilities

Information regarding the changes in the Company’s product warranty liabilities for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,341	$1,019	$1,285	$1,019
Accruals	930	168	1,167	260
Settlements	(913)	(88)	(1,094)	(180)
Balance, end of period	$1,358	$1,099	$1,358	$1,099

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had goodwill of $13.6 million as of June 30, 2022 and December 31, 2021 resulting from a prior acquisition.

Intangible assets, net consists of the following (in thousands):

	Weighted	June 30, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internally developed technology	10	$7,810	$(2,798)	$5,012
Customer relationships	6	2,130	(1,272)	858
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(4,970)	$5,870

	Weighted	December 31, 2021
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internally developed technology	10	$7,810	$(2,408)	$5,402
Customer relationships	6	2,130	(1,094)	1,036
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(4,402)	$6,438

Amortization expense related to the Company’s intangible assets amounted to $0.3 million for both of the three months ended June 30, 2022 and 2021, and $0.6 million for both of the six months ended June 30, 2022 and 2021.

Estimated amortization expense for the remainder of 2022 and thereafter related to the Company’s intangible assets is as follows (in thousands):

2022	$570
2023	1,136
2024	1,107
2025	781
2026	781
Thereafter	1,495
Total	$5,870

6.	OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and related benefits and taxes	$8,937	$7,258
Royalties	2,719	2,870
Agent and sales commissions	2,762	2,833
Right-of-use lease liability, current portion	2,306	2,599
Tax liabilities	1,938	1,611
Product warranty liabilities	1,358	1,285
Product marketing	785	752
Manufacturing subcontractor costs	2,019	2,165
Legal and professional services	2,255	2,275
Other	1,823	3,319
Other accrued expenses	$26,902	$26,967

7.	SUBORDINATED DEBT

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 9). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note. The Company had subordinated debt outstanding of $9.0 million, plus $1.8 million and $1.6 million of accrued interest as of June 30, 2022 and December 31, 2021, respectively.

See Notes 9 and 10 for a discussion of potential financial covenant breaches which would cause the subordinated debt to be classified as a current liability.

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

The Company had a subordinated term loan outstanding of $30.0 million, plus $9.7 million and $8.0 million of accrued interest as of June 30, 2022 and December 31, 2021, respectively.

See Notes 9 and 10 for a discussion of potential financial covenant breaches which would cause the subordinated term loan to be classified as a current liability.

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

As of June 30, 2022, the Company was in compliance with all applicable covenants under the Fortress Credit Agreement.

Based on management’s current forecast, the Company has concluded that it is probable that it will not be in compliance with the minimum last twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenant under the Fortress Credit Agreement as of the September 30, 2022 quarterly measurement date. Under the terms of the Fortress Credit Agreement, as of the last day of any fiscal quarter, the Company’s EBITDA for the preceding twelve months may not be less than the applicable minimum established in the Fortress Credit Agreement. For the last day of the next four fiscal quarters, commencing with the fiscal quarter ending September 30, 2022, the applicable minimum twelve-month EBITDA under the Fortress Credit Agreement ranges from a loss of $23.0 million to a loss of $42.0 million.

In addition, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is also probable that it will not be in compliance with the minimum liquidity covenant under the Fortress Credit Agreement during certain periods of the next twelve months. Under the terms of the Fortress Credit Agreement, the Company is required at all times to maintain minimum liquidity of between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement.

While the Company intends to seek waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of the existing financial covenants included in the Fortress Credit Agreement, the Company is also pursuing alternative sources of capital. In the event the Company is not in compliance with all applicable covenants under the Fortress Credit Agreement as of September 30, 2022, and the Company is unable to obtain waivers from compliance with such covenants or otherwise remedy such breaches, the Company expects to classify its senior term loan, convertible debt, subordinated term loan and subordinated debt as current liabilities on its condensed consolidated balance sheet as of September 30, 2022.

The Company’s senior term loan balance was $45.5 million and $46.8 million, inclusive of accrued interest of $3.7 million and $2.5 million, as of June 30, 2022 and December 31, 2021, respectively. Deferred financing fees of $4.5 million and $5.9 million are reflected as reductions of the outstanding senior term loan balance as of June 30, 2022 and December 31, 2021, respectively.

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

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of June 30 2022, the Company had convertible debt outstanding as shown below (in thousands):

June 30, 2022
Convertible Notes	$41,887
Accrued interest(a)	1,790
Subtotal	43,677
Loan discount costs	(1,072)
Total Convertible Notes	$42,605

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

As of June 30, 2022, the Company was in compliance with all applicable covenants under the Fortress Convertible Note Agreement.

Based on management’s current forecast, the Company has concluded that it is probable that it will not be in compliance with the minimum last twelve-month EBITDA covenant under the Fortress Convertible Note Agreement as of the September 30, 2022 quarterly measurement date. Under the terms of the Fortress Convertible Note Agreement, as of the last day of any fiscal quarter, the Company’s EBITDA for the preceding twelve months may not be less than the applicable minimum established in the Fortress Convertible Note Agreement. For the last day of the next four fiscal quarters, commencing with the fiscal quarter ending September 30, 2022, the applicable minimum twelve-month EBITDA under the Fortress Convertible Note Agreement ranges from a loss of $23.0 million to a loss of $42.0 million.

In addition, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is also probable that it will not be in compliance with the minimum liquidity covenant under the Fortress Convertible Note Agreement during certain periods of the next twelve months. Under the terms of the Fortress Convertible Note Agreement, the Company is required at all times to maintain minimum liquidity of between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Convertible Note Agreement.

While the Company intends to seek waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Convertible Note Agreement, the Company is also pursuing alternative sources of capital. In the event the Company is not in compliance with all applicable covenants under the Fortress Convertible Note Agreement as of September 30, 2022, and the Company is unable to obtain waivers from compliance with such covenants or otherwise remedy such breaches, the Company expects to classify its senior term loan, convertible debt, subordinated term loan and subordinated debt as current liabilities on its condensed consolidated balance sheet as of September 30, 2022.

11.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three and six months ended June 30, 2022 and 2021. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The table below sets forth information related to the Company’s condensed consolidated financial instruments (in thousands):

	Level in	June 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$36,305	$36,305	$62,937	$62,937
Restricted cash	1	51	51	185	185
Cash and investment in severance benefit accounts	1	3,514	3,514	3,687	3,687

Liabilities:
Subordinated term loan(a)	2	$39,706	$26,436	$37,991	$28,376
Subordinated debt(a)	2	10,844	7,470	10,577	7,674
Senior term loan(a)	2	41,036	39,829	41,063	43,276
Convertible debt	2	42,605	45,952	41,343	44,494
Public Warrants	1	1,380	1,380	8,510	8,510
Warrants(b)	3	499	499	1,317	1,317

(a)	As of June 30, 2022 and December 31, 2021, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the subordinated term loan, subordinated debt and senior term loan were 21.53%, 21.83% and 17.8%, respectively, as of June 30, 2022 and 17.16%, 16.83% and 13.8%, respectively, as of December 31, 2021.

(b)	As of June 30, 2022 and December 31, 2021, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants as of June 30, 2022 were as follows:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$2.99	$2.99
Exercise price	$12.50 – 17.50	$11.50
Risk free rate	2.78%	2.96%
Expected volatility	81.2%	45.2%
Dividend yield	0.0%	0.0%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at the issuance date and as of the June 30, 2022 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	June 30, 2022	Issuance Date
Assumptions:
Stock price	$2.99	$9.75
Conversion strike price	$8.00	$12.50
Volatility	59.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	2.91%	0.51%
Debt discount rate	17.80%	12.80%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	$50,000	$50,000
Contingent put inputs and assumptions:
Probability of fundamental change	25.00%	25.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative	Call and contingent put derivative

Beginning balance, December 31, 2021	$1,317	$1,343	$1,651
Change in fair value	(818)	4,570	(559)
Ending balance, June 30, 2022	$499	$5,913	$1,092

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

12.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $51.6 million as of June 30, 2022, the majority of which have expected delivery dates during the remainder of 2022.

Contingencies and Legal Proceedings

From time to time, the Company receives and reviews correspondence from third parties with respect to licensing their patents and other intellectual property in connection with the sale of the Company’s products. Disputes may arise with such third parties if an agreement cannot be reached regarding the licensing of such patents or intellectual property.

On October 14, 2019, Barkan Wireless IP Holdings, L.P. (“Barkan”) filed a suit against Sprint Corporation and related entities (“Sprint”) in the United States District Court for the Eastern District of Texas alleging patent infringement based in part on two of the Company’s products, Airave 4 and Magic Box Gold. See Barkan Wireless IP Holdings, L.P. v. Sprint Corporation et al, Case No. 2:19-cv-00336-JRG (E.D. Tex.). On March 26, 2021, after a settlement between Barkan and Sprint, the court granted an agreed motion to dismiss and the case was closed. Sprint has demanded that the Company indemnify Sprint $3,870,000 for a portion of the amounts Sprint paid to defend and settle the case. On April 27, 2021, Sprint gave notice that it intends to set-off amounts it owes the Company until Sprint’s indemnity demand is satisfied. The Company disputes Sprint’s indemnity demand and, on March 15, 2022, filed a complaint for breach of contract in the United States District Court for the District of Kansas. See Airspan Networks, Inc. v. Sprint/United Management Company, Case No. 2:22-cv-02104-JAR-ADM (D. Kan.). That complaint was subsequently voluntarily dismissed by the Company and the underlying breach of contract claim is now a counterclaim in the matter captioned Sprint Communications Company, L.P et al. vs. Casa Systems, Inc. et al.,  No. 22CV02327 Div.7 pending in the District Court of Johnson County Kansas.

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

Common Stock

As of June 30, 2022, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of June 30, 2022, there were 72,335,952 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors of the Company (the “Board”), payable either in cash, in property or in shares of capital stock. As of June 30, 2022, the Company had not declared any dividends.

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

Common Stock Warrants

As of June 30, 2022, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

Simultaneously with NBA’s initial public offering, NBA consummated a private placement of 545,000 Private Placement Warrants with its sponsor. The Private Placement Warrants are exercisable for one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants are identical to the Public Warrants, except that, so long as the Private Placement Warrants are held by the initial purchaser or its permitted transferees, the Private Placement Warrants: (1) may be exercised for cash or on a cashless basis; (2) may not be transferred, assigned or sold until thirty (30) days after the date of the Closing; and (3) may not be redeemed.

Post-Combination Warrants

As of June 30, 2022, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of June 30, 2022, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

14.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. On June 21, 2022, the 2021 Plan was amended and restated to, among other things, increase the number of shares of Common Stock authorized for issuance under the 2021 Plan by 5,643,450 shares. As of June 30, 2022, there were 11,651,168 shares of Common Stock authorized for issuance under the amended and restated 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of June 30, 2022, there were 17,466,964 shares of Common Stock authorized for issuance under the Plans.

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,169	$254	$2,135	$468
Sales and marketing	1,197	196	2,279	336
General and administrative	4,541	363	9,015	657
Cost of sales	65	14	107	28
Total share-based compensation	$6,972	$827	$13,536	$1,489

Common Stock Options

The following table sets forth the activity for all Common Stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	5,489,492	$4.23	6.05	$2.27
Granted	2,654,904	2.81	-	2.20
Exercised	-	-	-	--
Forfeited	(14,114)	6.01	-	2.59
Expired	(146,668)	5.10	-	2.73
Outstanding, June 30, 2022(a)	7,983,614	$3.74	7.06	$2.24
Exercisable, June 30, 2022(b)	4,305,177	$3.98	5.21	$2.09

(a)	The aggregate intrinsic value of all stock options outstanding as of June 30, 2022 was $1.9 million.

(b)	The aggregate intrinsic value of all vested/exercisable stock options as of June 30, 2022 was $0.9 million.

As of June 30, 2022, there was $7.7 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 3.19 years.

Restricted Stock Awards (“RSAs”)

The following table sets forth the activity for all RSAs:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding (nonvested), December 31, 2021	351,831	$9.63
Granted	-	-
Forfeited	-	-
Outstanding (nonvested), June 30, 2022	351,831	$9.63

As of June 30, 2022, there was $0.4 million of unrecognized compensation expense related to RSAs to be recognized over a weighted average period of 0.12 years.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per RSU. The RSUs granted in connection with the MIP vest one year after the date of the grant.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	2,962,884	$8.60
Granted	3,552,935	2.93
Forfeited	(108,500)	6.94
Outstanding (nonvested), June 30, 2022	6,407,319	$5.49

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, there was $17.6 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 1.97 years.

15.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,017)	$(10,418)	$(50,755)	$(23,967)

Denominator - basic and diluted:
Weighted average common shares outstanding	72,335,952	59,714,562	72,335,952	59,713,471

Net loss per share - basic and diluted	$(0.29)	$(0.17)	$(0.70)	$(0.40)

The following table sets forth the amounts excluded from the computation of diluted net loss per share as of June 30, 2022 and 2021 because their effect was anti-dilutive.

	June 30,
	2022	2021
Stock options outstanding	7,983,614	1,018,125
Non-vested shares of restricted stock	6,759,150	72,989
Warrants (a)	-	-
Convertible notes (a)	-	-

(a)	The Convertible Notes and warrants referred to in Notes 10 and 13 were also excluded on an as converted basis because their effect would have been anti-dilutive.

16.	RELATED PARTY TRANSACTIONS

As disclosed in Note 8, as of June 30, 2022 and December 31, 2021, Legacy Airspan had a subordinated term loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $44 thousand in revenue from sales of products and services to this related party for the three months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2022. The Company had outstanding receivables amounting to $0.4 million from this related party as of December 31, 2021. There were no amounts receivable from this related party as of June 30, 2022.

The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $6.1 million, respectively, as of June 30, 2022. The Company had an outstanding receivable from and payable to the same related party, amounting to $0.4 million and $12.1 million, respectively, as of December 31, 2021.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $9.1 million and $11.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company derived approximately $4.5 million and $8.7 million in revenue from sales of products and services to this related party for the three months ended June 30, 2022 and 2021, respectively. A senior executive at this customer is also a member of the Board.

The Company derived revenues from sales of products and services to Dense Air Ltd. (“Dense Air”) amounting to approximately $52 thousand for the period from January 1, 2022 through March 7, 2022 and $1.0 million for both of the three and six months ended June 30, 2021. As of March 7, 2022, Dense Air ceased to be a related party.

17.	EQUITY METHOD INVESTMENT

The Company previously accounted for its investment in Dense Air, which prior to March 7, 2022, was a wholly-owned subsidiary of the Company, as an equity method investment. On March 7, 2022, the outstanding amount of Dense Air’s loan was converted into shares equating to 95% of the share capital of Dense Air. This conversion did not have a significant effect on the Company’s condensed consolidated balance sheets, statements of operations or cash flows.

The investment had no carrying value as of June 30, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” after the Closing of the Business Combination are to Airspan Networks Holdings Inc. and its consolidated subsidiaries, and prior to the Closing of the Business Combination are to Legacy Airspan and its consolidated subsidiaries, in each case, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

In connection with the Business Combination, holders of 9,997,049 shares of Common Stock sold in New Beginnings’ initial public offering exercised their right to have such shares redeemed for a full pro rata portion of New Beginnings’ trust account, which was approximately $10.10 per share, or an aggregate redemption payment of $101.0 million.

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

Amendment and Restatement of 2021 Stock Incentive Plan

On June 21, 2022, the 2021 Plan was amended and restated to, among other things, increase the number of shares of Common Stock authorized for issuance under the 2021 Plan by 5,643,450 shares. As of June 30, 2022, there were 11,651,168 shares of Common Stock authorized for issuance under the amended and restated 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation.

COVID-19 Update

The spread of COVID-19, a novel strain of coronavirus, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. We cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of our 2022 operating results, due to uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, cost of revenue, research and development, sales and marketing, general and administrative, interest expense, income taxes and net income. To further help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP consolidated financial statements. See the “—Results of Operations—Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021—Adjusted EBITDA” and “—Results of Operations—Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021—Adjusted EBITDA” sections below for reconciliations to net loss, the most directly comparable GAAP measure.

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

Our top three customers accounted for 69.6% and 58.8% of revenue for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company had three customers and two customers, respectively, whose revenue was greater than 10% of the period’s total revenue.

Our sales outside the U.S. and North America accounted for 50.7% and 70.4% of our total revenue in the three months ended June 30, 2022 and 2021, respectively, and 57.2% and 69.0% of our total revenue in the six months ended June 30, 2022 and 2021, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Area	2022	2021	2022	2021
United States	49%	31%	42%	30%
Other North America	-%	-%	1%	-%
North America	49%	31%	43%	30%
India	10%	21%	15%	15%
Japan	33%	31%	34%	39%
Other Asia	1%	3%	1%	2%
Asia	44%	55%	50%	56%
Europe	4%	7%	3%	5%
Africa and the Middle East	1%	5%	2%	4%
Latin America and the Caribbean	2%	2%	2%	5%
Total revenue	100%	100%	100%	100%

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

Non-Operating Expenses

Interest Expense, Net

Interest expense consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consists of a term loan and delayed draw commitment. Interest on the term loan was determined based on the highest of a LIBOR rate, the commercial lending rate of the collateral agent and the federal funds rate, plus an applicable margin. Interest on the delayed draw commitment is based on the LIBOR rate plus an applicable margin.

Income Tax (Expense) Benefit, Net

Our provision for income tax (expense) benefit, net includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. Some of our net operating loss carryforwards will begin to expire in 2022 and continue to expire through 2037, while others will be carried forward indefinitely until fully utilized. Our tax (expense) benefit has been impacted by non-deductible expenses, including equity compensation, research and development amortization, and research and development benefits.

Net Loss

Net loss is determined by subtracting operating and non-operating expenses from revenues.

Adjusted EBITDA

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues	$46,945	$42,048	$84,509	$87,983
Cost of revenues	28,117	22,820	53,612	47,811
Gross profit	18,828	19,228	30,897	40,172

Operating expenses:
Research and development	16,720	15,524	33,241	29,898
Sales and marketing	9,010	7,482	18,340	14,842
General and administrative	11,089	4,445	22,247	8,900
Amortization of intangibles	284	299	568	598
Total operating expenses	37,103	27,750	74,396	54,238

Loss from operations	(18,275)	(8,522)	(43,499)	(14,066)

Interest expense, net	(4,207)	(2,512)	(8,775)	(4,950)
Gain on extinguishment of debt	-	2,096	-	2,096
Other income (expense), net	1,353	(1,388)	1,304	(6,880)

Loss before income taxes	(21,129)	(10,326)	(50,970)	(23,800)

Income tax benefit (expense), net	112	(92)	215	(167)

Net loss	$(21,017)	$(10,418)	$(50,755)	$(23,967)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

Revenues for the above periods are presented below:

	Three Months Ended June 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Revenues:
Products and software licenses	$44,031	93.8%	$34,793	82.7%
Maintenance, warranty and services	2,914	6.2%	7,255	17.3%
Total revenues	$46,945	100.0%	$42,048	100.0%

Revenue from products and software licenses of $44.0 million for the three months ended June 30, 2022 increased by $9.2 million from $34.8 million for the three months ended June 30, 2021. This increase was primarily due to increases in sales of products to four customers in the U.S. of $14.2 million, offset by reductions in Asia Pacific of $1.8 million and other regions of $3.2 million. Two customers in North America continued the rollout of their infrastructure, which commenced in the three months ended December 31, 2021.

Revenue from maintenance, warranty and services of $2.9 million for the three months ended June 30, 2022 decreased by $4.4 million from $7.3 million for the three months ended June 30, 2021. This decrease was primarily due to a high level of NRE with a North American customer in the three months ended June 30, 2021, which was not replicated in the three months ended June 30, 2022.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended June 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenues:
Products and software licenses	$26,864	57.2%	$21,732	51.7%
Maintenance, warranty and services	1,253	2.7%	1,088	2.6%
Total cost of revenues	$28,117	59.9%	$22,820	54.3%

Cost of revenues from products and software licenses of $26.9 million for the three months ended June 30, 2022 increased by $5.2 million from $21.7 million for the three months ended June 30, 2021. This increase was primarily due to revenue growth and an increase in indirect costs as a result of the worldwide shortage of electronics, component costs and expediting fees and limited availability of cargo space.

Cost of revenues from maintenance, warranty and services of $1.3 million for the three months ended June 30, 2022 increased by $0.2 million from $1.1 million for the three months ended June 30, 2021, primarily driven by revenue growth.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended June 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Operating expenses:
Research and development	$16,720	35.6%	$15,524	36.9%
Sales and marketing	9,010	19.2%	7,482	17.8%
General and administrative	11,089	23.6%	4,445	10.6%
Amortization of intangibles	284	0.6%	299	0.7%
Total operating expenses	$37,103	79.0%	$27,750	66.0%

Research and development— Research and development expenses were $16.7 million for the three months ended June 30, 2022, an increase of $1.2 million from $15.5 million for the three months ended June 30, 2021. The increase was primarily due to increased headcount-related expenses of $0.9 million and increased share-based compensation of $0.9 million, offset by reductions in external materials and supplies and subcontract development costs.

Sales and marketing— Sales and marketing expenses were $9.0 million for the three months ended June 30, 2022, an increase of $1.5 million from $7.5 million for the three months ended June 30, 2021, primarily due to share-based compensation of $1.1 million and additional headcount-related expenses of $0.6 million, offset by lower agent commissions.

General and administrative— General and administrative expenses of $11.1 million for the three months ended June 30, 2022 increased by $6.7 million from $4.4 million for the three months ended June 30, 2021. The increase was primarily due to increased share-based compensation of $4.2 million, increased director and officer insurance and other public company expenses of $1.1 million, increased headcount and related costs of $0.9 million, increased professional and legal fees of $0.3 million and an additional $0.1 million in travel and other related costs.

Amortization of intangibles— Amortization of intangibles of $0.3 million remained consistent for the three months ended June 30, 2022 in comparison to the three months ended June 30, 2021 due to the amortization of trademarks completing.

Non-Operating Expenses

Interest expense, net— Interest expense, net was $4.2 million for the three months ended June 30, 2022, an increase of $1.7 million from $2.5 million for the three months ended June 30, 2021. The increase was primarily due to a higher average debt outstanding in the three months ended June 30, 2022 compared to the same period in 2021.

Gain on extinguishment of debt – There was no gain on extinguishment of debt for the three months ended June 30, 2022. Gain on extinguishment of debt was $2.1 million for the three months ended June 30, 2021. For the three months ended June 30, 2021, we recorded a gain on extinguishment of debt for a loan received under the Paycheck Protection Program (the “PPP Loan”) of $2.1 million, inclusive of the accrued interest.

Other income (expense), net— Other income (expense), net was income of $1.4 million for the three months ended June 30, 2022, an increase of $2.8 million from an expense of $1.4 million for the three months ended June 30, 2021. The difference was primarily due to $4.0 million in gains on changes to the fair value of the warrant liability and derivative fair values offset by $1.3 million in foreign currency losses for the three months ended June 30, 2022.

Income tax benefit (expense), net — Income tax benefit (expense), net was a benefit of $0.1 million and an expense of $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

Net Loss

We had a net loss of $21.0 million for the three months ended June 30, 2022 compared to a net loss of $10.4 million for the three months ended June 30, 2021, a change of $10.6 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2022 was a loss of $12.3 million, representing a change of $6.9 million from a loss of $5.4 million for the three months ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2022	2021
Net loss	$(21,017)	$(10,418)

Adjusted for:
Interest expense, net	4,207	2,512
Income tax (benefit) expense, net	(112)	92
Depreciation and amortization	1,154	1,076
EBITDA	(15,768)	(6,738)
Share-based compensation expense	6,972	828
Change in fair value of warrant liability and derivatives	(3,479)	545
Adjusted EBITDA	$(12,275)	$(5,365)

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

Revenues for the above periods are presented below:

	Six Months Ended June 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Revenues:
Products and software licenses	$77,607	91.8%	$73,535	83.6%
Maintenance, warranty and services	6,902	8.2%	14,448	16.4%
Total revenues	$84,509	100.0%	$87,983	100.0%

Revenue from products and software licenses of $77.6 million for the six months ended June 30, 2022 increased by $4.1 million from $73.5 million for the six months ended June 30, 2021. This increase was primarily due to growth in sales for four customers in the North American market of $15.4 million, offset by decreases in sales of products in Asia Pacific of $6.5 million, while Latin America, Middle East and Africa, and Europe accounted for $1.7 million, $1.6 million and $1.5 million, respectively.

Revenue from maintenance, warranty and services of $6.9 million for the six months ended June 30, 2022 decreased by $7.5 million from $14.4 million for the six months ended June 30, 2021. This decrease was primarily due to the high NRE revenue during the six months ended June 30, 2021 and the termination of a maintenance and features agreement with two North American customers at the end of the first quarter of 2021, which resulted in revenue of $6.6 million during the six months ended June 30, 2021 that did not recur in the six months ended June 30, 2022.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Six Months Ended June 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenues:
Products and software licenses	$51,337	60.7%	$45,209	51.4%
Maintenance, warranty and services	2,275	2.7%	2,602	3.0%
Total cost of revenues	$53,612	63.4%	$47,811	54.4%

Cost of revenues from products and software licenses of $51.3 million for the six months ended June 30, 2022 increased by $6.1 million from $45.6 million for the six months ended June 30, 2021. This increase was primarily due to revenue growth, which was impacted by a change in product mix, with most of the growth relating to product sales, which carry lower margins than services. In addition, there has been an increase in indirect costs caused by the worldwide shortage of electronics, component costs and expediting fees and limited availability of cargo space.

Cost of revenues from maintenance, warranty and services of $2.3 million for the six months ended June 30, 2022 decreased by $0.3 million from $2.6 million for the six months ended June 30, 2021.

Operating Expenses

Operating expenses for the above periods are presented below:

	Six Months Ended June 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Operating expenses:
Research and development	$33,241	39.3%	$29,898	34.0%
Sales and marketing	18,340	21.7%	14,842	16.9%
General and administrative	22,247	26.3%	8,900	10.1%
Amortization of intangibles	568	0.7%	598	0.7%
Total operating expenses	$74,396	88.0%	$54,238	61.7%

Research and development— Research and development expenses were $33.2 million for the six months ended June 30, 2022, an increase of $3.3 million from $29.9 million for the six months ended June 30, 2021. The increase was primarily due to increased headcount expenses of $2.4 million and increased share-based compensation of $1.7 million, offset by a decrease in materials and supplies of $0.7 million and $0.1 million of other increased costs.

Sales and marketing— Sales and marketing expenses were $18.3 million for the six months ended June 30, 2022, an increase of $3.5 million from $14.8 million for the six months ended June 30, 2021. The increase was the result of increased share-based compensation of $ 2.0 million and increased headcount related costs of $2.0 million, offset by decreased travel costs of $0.6 million and decreased outside service costs of $0.1 million.

General and administrative— General and administrative expenses were $22.2 million for the six months ended June 30, 2022, an increase of $13.3 million from $8.9 million for the six months ended June 30, 2021. The increase was primarily due to $8.4 million of additional share-based compensation, increased director and officer insurance and other public company expenses of $2.1 million, increased headcount related costs of $1.3 million, increased legal, audit and professional fees of $1.1 million and an increase in other costs of $0.4 million.

Amortization of intangibles— Amortization of intangibles of $0.6 million remained consistent for the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021.

Non-Operating Expenses

Interest expense, net— Interest expense, net was $8.8 million for the six months ended June 30, 2022, an increase of $3.8 million from $5.0 million for the six months ended June 30, 2021. The increase was primarily due to a higher average debt outstanding in the six months ended June 30, 2022 than the same period in 2021.

Gain on extinguishment of debt – There was no gain on extinguishment of debt for the six months ended June 30, 2022. For the six months ended June 30, 2021, we recorded a gain on extinguishment of debt for the PPP Loan of $2.1 million, inclusive of the accrued interest.

Other income (expense), net— Other income (expense), net was income of $1.3 million for the six months ended June 30, 2022, a difference of $8.2 million from an expense of $6.9 million for the six months ended June 30, 2021. The difference was primarily due to $8.4 million in gains on changes to the fair value of the warrant liability and derivative fair values offset by $0.2 million in foreign currency losses.

Income tax benefit (expense), net — Income tax benefit (expense), net was a benefit of $0.2 million and an expense of $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Net Loss

We had a net loss of $50.8 million for the six months ended June 30, 2022 compared to a net loss of $24.0 million for the six months ended June 30, 2021, an increase of $26.8 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2022 was a loss of $30.3 million, representing a change of $19.6 million from a loss of $10.7 million for the six months ended June 30, 2021. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net loss	$(50,755)	$(23,967)

Adjusted for:
Interest expense, net	8,775	4,950
Income tax (benefit) expense, net	(215)	167
Depreciation and amortization	2,275	2,129
EBITDA	(39,920)	(16,721)
Share-based compensation expense	13,536	1,489
Change in fair value of warrant liability and derivatives	(3,936)	4,517
Adjusted EBITDA	$(30,320)	$(10,715)

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

We had $118.8 million of current assets and $72.8 million of current liabilities as of June 30, 2022. During the six months ended June 30, 2022, we used $22.5 million in cash flows from operating activities, primarily from the net loss offset by non-cash adjustments. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2022 and through the first half of 2023 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management has taken several steps and is considering additional actions to improve our operating and financial results, including the following:

●	focusing our efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for our products;

●	focusing our efforts to factor receivables to provide additional liquidity; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand our labor force in lower cost geographies, with headcount reductions in higher cost geographies.

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We also actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 93 days and 103 days as of June 30, 2022 and December 31, 2021, respectively.

On August 6, 2015, we issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to a subordinated convertible note purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on June 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of June 30, 2022 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, we and each of our subsidiaries (other than Dense Air or any of its subsidiaries) as guarantors, entered into the Fortress Credit Agreement with Fortress. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. As of June 30, 2022, we were in compliance with all applicable covenants under the Fortress Credit Agreement. See Note 9 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

On August 13, 2021, we closed the Business Combination. In connection with the Closing, we issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

As of June 30, 2022, we were in compliance with all applicable covenants under the Convertible Note Purchase Agreement. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

Based on management’s current forecast, we have concluded that it is probable that we will not be in compliance with the minimum last twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenant under the Fortress Credit Agreement and the Convertible Note Purchase Agreement as of the September 30, 2022 quarterly measurement date. Under the terms of the Fortress Credit Agreement and the Convertible Note Purchase Agreement, as of the last day of any fiscal quarter, our EBITDA for the preceding twelve months may not be less than the applicable minimum established in the Fortress Credit Agreement and the Convertible Note Purchase Agreement. For the last day of the next four fiscal quarters, commencing with the fiscal quarter ending September 30, 2022, the applicable minimum twelve-month EBITDA under the Fortress Credit Agreement or the Convertible Note Purchase Agreement ranges from a loss of $23.0 million to a loss of $42.0 million.

In addition, based on management’s current forecast, absent of additional financing or capital raising, we have concluded it is also probable that we will not be in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Convertible Note Purchase Agreement during certain periods of the next twelve months. Under the terms of the Fortress Credit Agreement and the Convertible Note Purchase Agreement, we are required at all times to maintain minimum liquidity of between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement or the Convertible Note Purchase Agreement, as applicable.

While we intend to seek waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of the existing financial covenants included in the Fortress Credit Agreement and the Convertible Note Purchase Agreement, we are also pursuing alternative sources of capital. In the event we are not in compliance with all applicable covenants under the Fortress Credit Agreement and the Convertible Note Purchase Agreement as of September 30, 2022, and we are unable to obtain waivers from compliance with such covenants or otherwise remedy such breaches, we expect to classify our senior term loan, convertible debt, subordinated term loan and subordinated debt as current liabilities on our condensed consolidated balance sheet as of September 30, 2022. In addition, if we fail to comply with all applicable covenants, including the financial covenants, under the Fortress Credit Agreement and the Convertible Note Purchase Agreement, and we are unable to obtain waivers from compliance with such covenants or otherwise remedy such breaches, we could be in default under the terms of such agreements. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, the lenders under the Fortress Credit Agreement could elect to terminate their delayed draw commitments thereunder and cease making further loans, and we could be forced into bankruptcy or liquidation.

As of June 30, 2022, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $51.6 million, the majority of which have expected delivery dates during the remainder of 2022.

As of the date of this Quarterly Report, we believe our existing cash resources are sufficient to fund the cash needs of our business for at least the next 12 months. However, please see discussion of prospective financial covenants under the Fortress Credit Agreement and Convertible Note Purchase Agreement above and in Notes 2, 9 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(22,494)	$(3,816)
Net cash used in investing activities	(1,632)	(3,123)
Net cash (used in) provided by financing activities	(2,640)	716
Net decrease in cash, cash equivalents and restricted cash	(26,766)	(6,223)
Cash, cash equivalents and restricted cash, beginning of period	63,122	18,618
Cash, cash equivalents and restricted cash, end of period	$36,356	$12,395

Operating Activities

Net cash used in operating activities was $22.5 million for the six months ended June 30, 2022, an increase of $18.7 million from net cash used in operating activities of $3.8 million for the six months ended June 30, 2021. The increase is a result of $26.8 million less from results of our operations, offset by $1.9 million more generated from working capital and a $6.2 million increase in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2022, a decrease of $1.5 million from $3.1 million for the six months ended June 30, 2021 due to fewer purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $2.6 million for the six months ended June 30, 2022 and was related to the repayment of borrowings under the senior term loan.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2021. This included $0.5 million of net proceeds from the sale of Legacy Airspan Series H senior preferred stock, $0.1 million of proceeds from the issuance of Legacy Airspan Series H warrants and $0.1 million of proceeds from the exercise of stock options.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, intangible assets, net, impairment of long-lived assets, share-based compensation and income taxes.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes during the six months ended June 30, 2022, included the following:

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

Additionally, we have chosen to rely on certain reduced reporting requirements applicable to emerging growth companies, including, among other things, that we are not required to (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of NBA’s initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Management, with oversight from the Board and the Audit Committee of the Board have implemented a remediation plan for this material weakness, including, among other things, implementing process level and management review controls to ensure the cutoff of revenue recognition is accurate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed above.

Changes in Internal Control over Financial Reporting

Other than our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Airspan Networks Holdings Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the SEC on May 10, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not deemed to be filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2022.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)