Form 10-Q
period 2022-09-30
Airspan Networks Holdings Inc.
filed 2022-11-09
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 4, 2022, 73,924,494 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

AIRSPAN NETWORKS HOLDINGS INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27,265	$62,937
Restricted cash	43	185
Accounts receivable, net of allowance of $462 and $309 as of September 30, 2022 and December 31, 2021, respectively	42,195	57,980
Inventory	15,621	17,217
Prepaid expenses and other current assets	17,262	18,833
Total current assets	102,386	157,152
Property, plant and equipment, net	7,301	7,741
Goodwill	13,641	13,641
Intangible assets, net	5,586	6,438
Right-of-use assets, net	6,066	6,585
Other non-current assets	3,387	3,942
Total assets	$138,367	$195,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,814	$29,709
Deferred revenue	3,553	2,902
Accrued expenses and other current liabilities	34,465	26,967
Senior term loan, current portion	40,791	3,187
Subordinated debt	10,981	10,577
Subordinated term loan – related party	40,607	-
Convertible debt	43,258	-
Current portion of long-term debt	242	275
Total current liabilities	199,711	73,617
Subordinated term loan - related party	-	37,991
Senior term loan	-	37,876
Convertible debt	-	41,343
Other long-term liabilities	9,651	20,924
Total liabilities	209,362	211,751

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 73,393,907 and 72,335,952 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	768,918	749,592
Accumulated deficit	(839,920)	(765,851)
Total stockholders’ deficit	(70,995)	(16,252)
Total liabilities and stockholders’ deficit	$138,367	$195,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Products and software licenses	$36,521	$32,101	$114,128	$105,637
Maintenance, warranty and services	4,573	6,822	11,475	21,269
Total revenues	41,094	38,923	125,603	126,906

Cost of revenues:
Products and software licenses	23,462	20,652	74,747	66,272
Maintenance, warranty and services	1,296	1,163	3,623	3,354
Total cost of revenues	24,758	21,815	78,370	69,626
Gross profit	16,336	17,108	47,233	57,280

Operating expenses:
Research and development	15,003	17,529	48,244	47,427
Sales and marketing	7,219	10,315	25,559	25,157
General and administrative	9,644	19,347	31,891	28,247
Amortization of intangibles	284	299	852	897
Restructuring costs	944	-	944	-
Total operating expenses	33,094	47,490	107,490	101,728

Loss from operations	(16,758)	(30,382)	(60,257)	(44,448)

Interest expense, net	(4,296)	(3,630)	(13,071)	(8,580)
Gain on extinguishment of debt	-	-	-	2,096
Other (expense) income, net	(2,097)	7,516	(793)	636

Loss before income taxes	(23,151)	(26,496)	(74,121)	(50,296)

Income tax (expense) benefit, net	(163)	(457)	52	(624)

Net loss	$(23,314)	$(26,953)	$(74,069)	$(50,920)

Loss per share - basic and diluted	$(0.32)	$(0.41)	$(1.02)	$(0.82)
Weighted average shares outstanding - basic and diluted	72,572,138	66,276,223	72,415,546	61,923,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands, except for share data)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(29,738)	(29,738)
Share-based compensation expense	-	-	6,564	-	6,564
Balance as of March 31, 2022	72,335,952	$7	$756,156	$(795,589)	$(39,426)
Net loss	-	-	-	(21,017)	(21,017)
Share-based compensation expense	-	-	6,972	-	6,972
Balance as of June 30, 2022	72,335,952	$7	$763,128	$(816,606)	$(53,471)
Net loss	-	-	-	(23,314)	(23,314)
Issuance of restricted shares, net of shares withheld for taxes	1,057,955	-	(73)	-	(73)
Share-based compensation expense	-	-	5,863	-	5,863
Balance as of September 30, 2022	73,393,907	$7	$768,918	$(839,920)	$(70,995)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	59,710,047	$6	$674,906	$(695,325)	$(20,413)
Net loss	-	-	-	(13,549)	(13,549)
Proceeds from sale of Series H preferred stock and warrants, net of issuance costs	-	-	653	-	653
Share-based compensation expense	-	-	661	-	661
Balance as of March 31, 2021	59,710,047	$6	$676,220	$(708,874)	$(32,648)
Net loss	-	-	-	(10,418)	(10,418)
Exercise of common stock options	14,277	-	69	-	69
Share-based compensation expense	-	-	828	-	828
Balance as of June 30, 2021	59,724,324	$6	$677,117	$(719,292)	$(42,169)
Net loss	-	-	-	(26,953)	(26,953)
Exercise of common stock options	2,162	-	10	-	10
Extinguishment of pre-combination warrant liability in connection with the Reverse Recapitalization	-	-	10,284	-	10,284
Business Combination and PIPE financing, net of redemptions and equity issuance costs of $26.2 million	12,297,951	1	52,097	-	52,098
Share-based compensation expense	-	-	661	-	661
Balance as of September 30, 2021	72,024,437	$7	$740,169	$(746,245)	$(6,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(in thousands, except for share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(74,069)	$(50,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,448	3,117
Foreign exchange gain on long-term debt	(33)	(8)
Bad debt expense	170	182
Gain on extinguishment of debt	-	(2,096)
Change in fair value of warrants and derivatives	(3,016)	(7,045)
Non-cash debt amendment fee	463	-
Share-based compensation	19,399	2,150
Total adjustments	20,431	(3,700)
Changes in operating assets and liabilities:
Decrease in accounts receivable	15,615	18,001
Decrease (increase) in inventory	1,596	(1,957)
Decrease (increase) in prepaid expenses and other current assets	1,571	(452)
Decrease in other non-current assets	555	6
Decrease in accounts payable	(3,895)	(15,799)
Increase (decrease) in deferred revenue	651	(2,476)
Increase in accrued expenses and other current liabilities	7,498	5,599
(Decrease) increase in other long-term liabilities	(7,738)	468
Increase in accrued interest on long-term debt	8,160	5,917
Net cash used in operating activities	(29,625)	(45,313)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,156)	(4,287)
Net cash used in investing activities	(2,156)	(4,287)

Cash flows from financing activities:
Proceeds from the Business Combination, issuance of convertible debt and PIPE financing, net of issuance costs paid	-	115,501
Repayments of senior term loan	(3,960)	-
Proceeds from the exercise of stock options	-	78
Payment for taxes withheld on stock awards	(73)	-
Proceeds from the sale of Series H stock, net	-	505
Proceeds from the issuance of Series H warrants	-	142
Net cash (used in) provided by financing activities	(4,033)	116,226

Net (decrease) increase in cash, cash equivalents and restricted cash	(35,814)	66,626

Cash, cash equivalents and restricted cash, beginning of year	63,122	18,618

Cash, cash equivalents and restricted cash, end of period	$27,308	$85,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

(in thousands, except for share data)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$4,417	$8,045
Cash paid for income taxes	$318	$552

Supplemental disclosure of non-cash financing activities:
Reclassification of redeemable convertible preferred stock warrants to common stock	$-	$10,284
Non-cash net liabilities assumed from Business Combination	$-	$38
Non-cash debt amendment fee	$463	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$27,265	$85,058
Restricted cash	$43	$186
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$27,308	$85,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS

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

The Company had $102.4 million of current assets and $199.7 million of current liabilities as of September 30, 2022. During the nine months ended September 30, 2022, the Company used $29.6 million in cash flow from operating activities. The Company is investing heavily in 5G research and development and the Company expects to continue to use cash from operations during the remainder of 2022 and through 2023. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 8 and 10) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

The Company was not in compliance with the minimum last twelve-month Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the September 30, 2022 quarterly measurement date. In addition, during certain periods subsequent to September 30, 2022, the Company has not been in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. See further discussion below and in Note 10.

Going concern

The accompanying condensed consolidated financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. As discussed in Note 10 to the condensed consolidated financial statements, the Company’s senior term loan and convertible debt require certain financial covenants to be met. The Company was not in compliance with the minimum last twelve-month EBITDA covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the September 30, 2022 quarterly measurement date, which is an event of default under those agreements. In addition, during certain periods subsequent to September 30, 2022, the Company has not been in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, which is also an event of default under those agreements. The Company is seeking a waiver with respect to such breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company intends to seek waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it will be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches. In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against the Company’s assets, such lenders could elect to apply the default interest rate thereunder, the lenders under the Fortress Credit Agreement could elect to terminate their delayed draw commitments thereunder and cease making further loans, and the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its debt as current.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	focusing the Company’s efforts to improve days sales outstanding to provide additional liquidity; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that the new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

COVID-19 Update

The coronavirus (“COVID-19”) pandemic, that started in 2020, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. The Company cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of its 2022 operating results, due to uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact the Company’s results.

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

The Company’s accounts receivable are derived from sales of its products and approximately 57.3% and 72.6% of product sales were to non-U.S. customers for the three months ended September 30, 2022 and 2021, respectively and approximately 57.7% and 70.8% of product sales were to non-U.S. customers for the nine months ended September 30, 2022 and 2021, respectively. Two customers accounted for $20.2 million, or 47.8%, of the net accounts receivable balance at September 30, 2022 and three customers accounted for $34.7 million, or 64.9% of the net accounts receivable balance at September 30, 2021. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 50.8% and 60.4% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 65.8% and 59.6% of revenue for the nine months ended September 30, 2022 and 2021, respectively. For the three months and nine months ended September 30, 2022, the Company had three customers whose revenue was greater than 10% of the three- and nine-month period’s total revenue. For the three and nine months ended September 30, 2021, the Company had two customers whose revenue was greater than 10% of the three and nine-month period’s total revenue.

The Company received 90.2% and 85.4% of goods for resale from five suppliers in the three months ended September 30, 2022 and 2021, respectively. The Company received 86.9% and 89.5% of goods for resale from five suppliers in the nine months ended September 30, 2022 and 2021, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

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

In connection with the Closing of the Business Combination, certain former stockholders of Legacy Airspan (the “Legacy Airspan Holders”) and certain NBA stockholders (the “Sponsor Holders”) entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”). Subject to certain exceptions, the Registration Rights and Lock-Up Agreement provided that 44,951,960 shares of Common Stock, as well as 2,271,026 Post-Combination $12.50 Warrants, 2,271,026 Post-Combination $15.00 Warrants and 2,271,026 Post-Combination $17.50 Warrants (and the shares of Common Stock issuable upon exercise of such Post-Combination Warrants), in each case, held by the Legacy Airspan Holders were locked-up for a period of six months following the Closing, and 2,750,000 shares of Common Stock held by the Sponsor Holders were locked-up for a period of one year following the Closing, in each case subject to earlier release upon (i) the date on which the last reported sale price of the Common Stock equals or exceeds $12.50 per share for any 20 trading days within any 30-day trading period or (ii) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of our stockholders having the right to exchange their shares of our Common Stock for cash, securities or other property. The Registration Rights and Lock-Up Agreement also provided that the Private Placement Warrants and shares of Common Stock underlying the units sold by NBA in a private placement concurrent with its initial public offering (the “Private Placement Units”), along with any shares of Common Stock underlying the Private Placement Warrants, were locked-up for a period of 30 days following the Closing so long as such securities were held by the initial purchasers of the Private Placement Units or their permitted transferees.

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

In connection with the Business Combination, the Company incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $27.0 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

PIPE Financing

Concurrent with the execution of the Business Combination Agreement, the Company entered into subscription agreements with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors subscribed for and purchased an aggregate of 7,500,000 shares of Common Stock for an aggregate purchase price of $75.0 million.

Convertible Notes Financing

Concurrent with the Closing of the Business Combination, the Company issued $50,000,000 aggregate principal amount of senior secured convertible notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate equal to 7.0% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s books and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

At Closing, each Convertible Note, together with all accrued but unpaid interest, was convertible, in whole or in part, at the option of the holder, at any time prior to the payment in full of the principal amount (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share (see Note 11).

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

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$34,621	$29,823	$109,394	$101,628
Non-recurring engineering (“NRE”)	1,031	3,631	2,187	10,590
Product maintenance contracts	961	1,421	2,770	6,047
Professional service contracts	2,581	1,769	6,518	4,632
Software licenses	1,556	2,122	4,102	3,470
Other	344	157	632	539
Total revenue	$41,094	$38,923	$125,603	$126,906

There was $0.5 million recognized at a point in time for NRE services for the three and nine months ended September 30, 2022. Revenue recognized at a point in time for NRE services amounted to $1.5 million for the three months ended September 30, 2021 and $3.0 million for the nine months ended September 30, 2021. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. There was $0.5 million recognized over time for NRE services using a cost-based input method for the three months ended September 30, 2022. Revenue recognized over time for NRE services using a cost-based input method amounted to $2.2 million for the three months ended September 30, 2021, and $1.7 million and $7.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2021	$7,673	$2,902
Balance as of September 30, 2022	8,235	3,553
Change	$562	$651

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of September 30, 2022 and December 31, 2021, deferred revenue (both current and noncurrent) of $3.6 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $3.4 million and $2.5 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the three and nine months ended September 30, 2022 and 2021, include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts included in the beginning of year contract liability balance	$418	$626	$2,299	$5,053

Warranty Liabilities

Information regarding the changes in the Company’s product warranty liabilities for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,358	$1,099	$1,285	$1,019
Accruals	216	236	1,383	496
Settlements	(140)	(139)	(1,234)	(319)
Balance, end of period	$1,434	$1,196	$1,434	$1,196

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had goodwill of $13.6 million as of September 30, 2022 and December 31, 2021 resulting from a prior acquisition.

Intangible assets, net consists of the following (in thousands):

	Weighted	September 30, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(2,993)	$4,817
Customer relationships	6	2,130	(1,361)	769
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,254)	$5,586

	Weighted	December 31, 2021
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(2,408)	$5,402
Customer relationships	6	2,130	(1,094)	1,036
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(4,402)	$6,438

Amortization expense related to the Company’s intangible assets amounted to $0.3 million for both of the three months ended September 30, 2022 and 2021, and $0.9 million for both of the nine months ended September 30, 2022 and 2021.

Estimated amortization expense for the remainder of 2022 and thereafter related to the Company’s intangible assets is as follows (in thousands):

2022	$284
2023	1,136
2024	1,107
2025	781
2026	781
Thereafter	1,497
Total	$5,586

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and related benefits and taxes	$8,724	$7,258
Fair value of embedded derivatives related to Convertible Debt	7,494	-
Royalties	3,179	2,870
Agent and sales commissions	2,792	2,833
Right-of-use lease liability, current portion	2,683	2,599
Tax liabilities	1,697	1,611
Product warranty liabilities	1,434	1,285
Product marketing	452	752
Manufacturing subcontractor costs	2,279	2,165
Legal and professional services	2,070	2,275
Other	1,661	3,319
Total accrued expenses and other current liabilities	$34,465	$26,967

7.	RESTRUCTURING ACTIVITIES

In June 2022, as part of a strategic review of our operations, the Company announced a cost reduction and restructuring program (the “2022 restructuring program”). The 2022 restructuring program was primarily comprised of entering into severance and termination agreements with employees. Formal announcements to the relevant employees were made in June and July 2022 and activities were ongoing throughout the three months ended September 30, 2022 and are expected to be complete by December 31, 2022.

Restructuring costs are presented separately on the condensed consolidated statements of operations.

The following table presents the restructuring costs recognized by the Company under the 2022 restructuring program during both the three and nine months ended September 30, 2022. The Company did not incur any costs under the 2022 restructuring program during the three and nine months ended September 30, 2021.

2022
Severance costs	$927
Other	17
Total restructuring costs	$944

The following table represents the restructuring liabilities, which are presented within accrued expenses and other current liabilities in the condensed consolidated balance sheet:

2022
Balance, December 31, 2021	$-
Current period charges	944
Payments	803
Balance, September 30, 2022	$141

8.	SUBORDINATED DEBT

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 10). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note. The Company had subordinated debt outstanding of $9.0 million, plus $2.0 million and $1.6 million of accrued interest as of September 30, 2022 and December 31, 2021, respectively.

See Note 10 for a discussion of financial covenant breaches under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes which have caused the subordinated debt to be classified as a current liability.

9.	SUBORDINATED TERM LOAN – RELATED PARTY

On February 9, 2016, Legacy Airspan entered into a $15.0 million subordinated term loan agreement with a related party (the “Subordinated Term Loan Agreement”) that was due to mature on February 9, 2018. On July 12, 2016, Legacy Airspan entered into an additional $15.0 million Amendment No. 1 to the Subordinated Term Loan Agreement that was due to mature on February 9, 2018. On July 3, 2017, Legacy Airspan entered into Amendment No. 2 to the Subordinated Term Loan Agreement that extended the maturity date to June 30, 2019. On May 23, 2019, Legacy Airspan entered into Amendment No. 3 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2020. On March 30, 2020, Legacy Airspan entered into Amendment No. 4 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2021. On December 30, 2020, Legacy Airspan entered into Amendment No. 5 to the Subordinated Term Loan Agreement that extended the maturity date to the later of (a) December 30, 2024 and (b) 365 days after the maturity date of the Fortress Credit Agreement (as in effect on December 30, 2020) (see Note 10). The term loan is subordinate to the Fortress Credit Agreement (see Note 10).

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

The Company had a subordinated term loan outstanding of $30.0 million, plus $10.6 million and $8.0 million of accrued interest as of September 30, 2022 and December 31, 2021, respectively.

See Note 10 for a discussion of financial covenant breaches under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes which have caused the subordinated term loan to be classified as a current liability.

10.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and Fortress became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility and the Fortress Credit Agreement with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2021 Fortress Amendment”) to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 11) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “March 2022 Fortress Amendment”) to, among other things, amend the financial covenants included in the Fortress Credit Agreement.

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

Under the terms of the Fortress Credit Agreement and the Fortress Convertible Note Agreement, as of the last day of any fiscal quarter, the Company’s EBITDA for the preceding twelve months may not be less than the applicable minimum established in the Fortress Credit Agreement and the Fortress Convertible Note Agreement. The Company was not in compliance with the minimum last twelve-month EBITDA covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement (as defined in Note 11) as of the September 30, 2022 quarterly measurement date. For the last day of the next four fiscal quarters, commencing with the fiscal quarter ending December 31, 2022, the applicable minimum twelve-month EBITDA under the Fortress Credit Agreement or the Fortress Convertible Note Agreement ranges from a loss of $21.0 million to a loss of $39.0 million.

In addition, under the terms of the Fortress Credit Agreement and the Fortress Convertible Note Agreement, the Company is required at all times to maintain minimum liquidity of between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement or the Fortress Convertible Note Agreement, as applicable. During certain periods subsequent to September 30, 2022, the Company has not been in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement.

The Company is seeking a waiver with respect to the applicable breached covenants referenced above. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will agree to waive such existing covenant breaches. Even if the Company receives a waiver with respect to such breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement during certain periods of the next twelve months. Accordingly, while the Company intends to seek waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the Fortress Convertible Note Agreement, the Company is also pursuing alternative sources of capital so that it will be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the Fortress Convertible Note Agreement. There can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will agree to waive any breaches thereunder that may arise in the future or that the Company will otherwise be able to remedy such breaches. In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against the Company’s assets, could elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement, could elect to terminate their delayed draw commitments under the Fortress Credit Agreement and cease making further loans, and the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments. Accordingly, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current liabilities on its condensed consolidated balance sheet as of September 30, 2022.

The Company’s senior term loan balance was $40.8 million and $46.8 million, inclusive of accrued interest of $4.3 million and $2.5 million, as of September 30, 2022 and December 31, 2021, respectively. Deferred financing fees of $4.1 million and $5.9 million are reflected as reductions of the outstanding senior term loan balance as of September 30, 2022 and December 31, 2021, respectively.

11.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Legacy Airspan, Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization described in Note 3. Pursuant to the Fortress Convertible Note Agreement, $50.0 million was funded to the Company in exchange for the issuance of $50.0 million aggregate principal amount of Convertible Notes on August 13, 2021, the date of the reverse recapitalization. The Convertible Notes bear interest at 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. Under certain circumstances, a default interest will apply following an event of default under the Fortress Convertible Note Agreement at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law (the “Default Rate”). The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s books and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

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

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of September 30, 2022, the Company had convertible debt outstanding as shown below (in thousands):

September 30, 2022
Convertible Notes	$41,887
Accrued interest(a)	2,335
Subtotal	44,222
Loan discount costs	(964)
Total Convertible Notes	$43,258

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

See Note 10 for further information related to the Fortress Convertible Note Agreement.

12.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three and nine months ended September 30, 2022 and 2021. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The table below sets forth information related to the Company’s condensed consolidated financial instruments (in thousands):

	Level in	September 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$27,265	$27,265	$62,937	$62,937
Restricted cash	1	43	43	185	185
Cash and investment in severance benefit accounts	1	3,146	3,146	3,687	3,687

Liabilities:
Subordinated term loan(a)	2	$40,607	$23,743	$37,991	$28,376
Subordinated debt(a)	2	10,981	6,820	10,577	7,674
Senior term loan(a)	2	40,791	36,410	41,063	43,276
Convertible debt	2	43,258	43,046	41,343	44,494
Public Warrants	1	2,070	2,070	8,510	8,510
Warrants(b)	3	240	240	1,317	1,317

(a)	As of September 30, 2022 and December 31, 2021, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the subordinated term loan, subordinated debt and senior term loan were 27.52%, 28.98% and 23.30%, respectively, as of September 30, 2022 and 17.16%, 16.83% and 13.8%, respectively, as of December 31, 2021.
(b)	As of September 30, 2022 and December 31, 2021, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants as of September 30, 2022 were as follows:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$2.02	$2.02
Exercise price	$12.50 – 17.50	$11.50
Risk free rate	3.94%	4.05%
Expected volatility	89.7%	62.1%
Dividend yield	0.0%	0.0%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at the issuance date and as of the September 30, 2022 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	September 30, 2022	Issuance Date
Assumptions:
Stock price	$2.02	$9.75
Conversion strike price	$8.00	$12.50
Volatility	76.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	4.14%	0.51%
Debt discount rate	23.30%	12.80%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	$50,000	$50,000
Contingent put inputs and assumptions:
Probability of fundamental change	33.00%	25.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative	Call and contingent put derivative
Beginning balance, December 31, 2021	$1,317	$1,343	$1,651
Change in fair value	(1,077)	4,122	378
Ending balance, September 30, 2022	$240	$5,465	$2,029

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

13.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $55.5 million as of September 30, 2022, the majority of which have expected delivery dates during the remainder of 2022 and 2023.

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

Common Stock

As of September 30, 2022, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of September 30, 2022, there were 73,393,907 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors of the Company (the “Board”), payable either in cash, in property or in shares of capital stock. As of September 30, 2022, the Company had not declared any dividends.

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

Common Stock Warrants

As of September 30, 2022, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

Post-Combination Warrants

As of September 30, 2022, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of September 30, 2022, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

15.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. On June 21, 2022, the 2021 Plan was amended and restated to, among other things, increase the number of shares of Common Stock authorized for issuance under the 2021 Plan by 5,643,450 shares. As of September 30, 2022, there were 11,651,168 shares of Common Stock authorized for issuance under the amended and restated 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of September 30, 2022, there were 17,466,964 shares of Common Stock authorized for issuance under the Plans.

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,007	$214	$3,142	$682
Sales and marketing	945	140	3,225	476
General and administrative	3,835	293	12,850	950
Cost of sales	76	14	182	42
Total share-based compensation	$5,863	$661	$19,399	$2,150

Common Stock Options

The following table sets forth the activity for all Common Stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted-Average Grant Date Fair Value
Outstanding, December 31, 2021	5,489,492	$4.23	6.05	$2.27
Granted	2,654,904	2.81		2.20
Exercised	-	-		-
Forfeited	(49,745)	4.90		2.52
Expired	(162,999)	5.13		2.74
Outstanding, September 30, 2022(a)	7,931,652	$3.73	7.06	$2.24
Exercisable, September 30, 2022(b)	4,476,596	$4.02	5.21	$2.12

(a)	The aggregate intrinsic value of all stock options outstanding as of September 30, 2022 was $35 thousand.
(b)	The aggregate intrinsic value of all vested/exercisable stock options as of September 30, 2022 was $35 thousand.

As of September 30, 2022, there was $6.7 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 3.06 years.

Restricted Stock Awards (“RSAs”)

The following table sets forth the activity for all RSAs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	351,831	$9.63
Vested	(345,471)	9.75
Cancelled	(6,360)	9.63
Outstanding (nonvested), September 30, 2022	-	$-

As of September 30, 2022, there was no unrecognized compensation expense related to RSAs to be recognized.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per RSU. The RSUs granted in connection with the MIP vested one year after the date of the grant.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	2,962,884	$8.60
Granted	3,552,935	2.93
Vested	(1,137,063)	9.75
Forfeited	(181,222)	6.63
Outstanding (nonvested), September 30, 2022	5,197,534	$4.54

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022, there was $15.6 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 2.16 years.

16.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(23,314)	$(26,953)	$(74,069)	$(50,920)

Denominator - basic and diluted:
Weighted average common shares outstanding	72,572,138	66,276,223	72,415,546	61,923,661

Net loss per share - basic and diluted	$(0.32)	$(0.41)	$(1.02)	$(0.82)

The following table sets forth the amounts excluded from the computation of diluted net loss per share as of September 30, 2022 and 2021 because their effect was anti-dilutive.

	September 30,
	2022	2021
Stock options outstanding	7,931,652	5,773,428
Non-vested shares of restricted stock	6,360	345,471
Warrants(a)	-	-
Convertible notes(a)	-	-

(a)	The Convertible Notes and warrants referred to in Notes 11 and 14 were also excluded on an as converted basis because their effect would have been anti-dilutive.

17.	RELATED PARTY TRANSACTIONS

As disclosed in Note 9, as of September 30, 2022 and December 31, 2021, Legacy Airspan had a subordinated term loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $41 thousand in revenue from sales of products and services to this related party for the three months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2022. The Company had outstanding receivables amounting to $0.4 million from this related party as of December 31, 2021. There were no amounts receivable from this related party as of September 30, 2022.

The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $5.8 million, respectively, as of September 30, 2022. The Company had an outstanding receivable from and payable to the same related party, amounting to $0.4 million and $12.1 million, respectively, as of December 31, 2021.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $10.7 million and $11.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company derived approximately $9.6 million and $22.2 million in revenue from sales of products and services to this related party for the three months ended September 30, 2022 and 2021, respectively. A senior executive at this customer is also a member of the Board.

The Company derived revenues from sales of products and services to Dense Air Ltd. (“Dense Air”) amounting to approximately $52 thousand for the period from January 1, 2022 through March 7, 2022 and $0.1 million for the three months and $1.2 million for the nine months ended September 30, 2021, respectively. As of March 7, 2022, Dense Air ceased to be a related party.

18.	EQUITY METHOD INVESTMENT

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

The investment had no carrying value as of September 30, 2022 and December 31, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, which may include, among other things: the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate; changes in laws and regulations affecting our business; the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so; the risk that we do not achieve or sustain profitability; the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all; our ability to remain in compliance with the financial and other covenants under our debt agreements; our ability to continue as a going concern; the risk that we experience difficulties in managing our growth and expanding operations; the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations; the risk of product liability or regulatory lawsuits or proceedings relating to our products and services; and the risk that we are unable to secure our intellectual property. For further information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 8, 2022. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable law or regulation, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We offer a complete range of 4G and 5G network build and network densification products with an expansive portfolio of software and hardware tools for indoor and outdoor, compact femto, pico, micro and macro base stations, as well as an industry-leading 802.11ac and 802.11ax fixed wireless access and backhaul solution portfolio for point-to-point and point-to-multipoint applications. Our solutions help network operators monetize the potential of 4G and 5G technologies and use cases and, in addition, allow enterprises to establish their own private networks especially in 5G, where dedicated spectrum has been allocated. We have developed differentiated RAN software and hardware products to help operators get the maximum capacity and coverage in the following ways:

●	Very high-performance wireless network technology for both access and backhaul components of the network.

●	Energy efficient and integrated form factors, enabling cost effective deployment of RAN technology that are able to avoid zoning and site acquisition constraints, which translate into a quicker time-to-market for our customers.

●	Easy to use, affordable and comprehensive core network elements to support 4G, 5G and fixed wireless services.

●	Sophisticated provisioning and orchestration software for both backhaul and RAN for 4G and 5G access and the core network that can also integrate a wide range of access.

●	Fully virtualized cloud native modular software and hardware solutions that adhere to open standards allowing our operator customers to fundamentally shift the dynamics of the value and supply chains of the wireless industry. This decreases vendor lock-in and as a result lowers total cost of ownership typical of traditional incumbent competitors.

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

Recent Developments

Restructuring Activities

In June 2022, as part of a strategic review of our operations, we announced a cost reduction and restructuring program. This program was primarily comprised of entering into severance and termination agreements with employees. Formal announcements to the relevant employees were made in June and July 2022 and activities were ongoing throughout the three months ended September 30, 2022 and are expected to be complete by December 31, 2022.

We incurred $0.9 million of restructuring costs during both the three and nine months ended September 30, 2022, which are presented separately on the condensed consolidated statements of operations. During both the three and nine months ended September 30, 2022, we paid $0.8 million of restructuring costs and have recorded a liability amounting to $0.1 million as of September 30, 2022 which is presented within accrued expenses and other current liabilities in the condensed consolidated balance sheet.

COVID-19 Update

The COVID-19 pandemic, that started in 2020, has and continues to alter the behavior of business and people in a manner that is having negative effects on local, regional and global economies. The COVID-19 pandemic continues to have an impact with disruptions on our supply chains, as governments take robust actions to minimize the spread of localized COVID-19 outbreaks. The continued impact on our supply chains has caused delayed production and fulfilment of customer orders, disruptions and delays of logistics and increased logistic costs. As a further consequence of the COVID-19 pandemic, component lead times have extended as demand outstrips supply on certain components, including semiconductors, and have caused the costs of components to increase. These extended lead times have caused us to extend our forecast horizon with our contract manufacturing partners and have increased the risk of supply delays. We cannot at this time accurately predict what effects, or their extent, the coronavirus outbreak will have on the remainder of our 2022 operating results, due to uncertainties relating to the geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

Further quantification of these pandemic effects, to the extent relevant and material, are included in the discussion of results of operations below.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, cost of revenue, research and development, sales and marketing, general and administrative, interest expense, income taxes and net income. To further help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP consolidated financial statements. See the “—Results of Operations—Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021—Adjusted EBITDA” and “—Results of Operations—Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021—Adjusted EBITDA” sections below for reconciliations to net loss, the most directly comparable GAAP measure.

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

Our top three customers accounted for 50.8% and 60.4% of revenue for the three months ended September 30, 2022 and 2021, respectively. For both the nine months ended September 30, 2022 and 2021, the Company had three customers whose revenue was greater than 10% of the period’s total revenue.

Our sales outside the U.S. and North America accounted for 54.7% and 73.2% of our total revenue in the three months ended September 30, 2022 and 2021, respectively, and 55.4% and 70.3% of our total revenue in the nine months ended September 30, 2022 and 2021, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Area	2022	2021	2022	2021
United States	42.7%	26.2%	42.3%	29.2%
Other North America	2.6%	0.6%	2.3%	0.5%
North America	45.3%	26.8%	44.6%	29.7%
India	23.8%	32.4%	18.0%	20.4%
Japan	11.2%	22.0%	26.5%	34.0%
Other Asia	1.1%	2.7%	0.9%	2.4%
Asia	36.1%	57.1%	45.4%	56.8%
Europe	8.3%	1.2%	4.7%	3.8%
Africa and the Middle East	5.8%	11.6%	3.3%	5.8%
Latin America and the Caribbean	4.5%	3.3%	2.0%	3.9%
Total revenue	100%	100%	100%	100%

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

Restructuring costs

Restructuring costs consist primarily of employee termination benefits.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues	$41,094	$38,923	$125,603	$126,906
Cost of revenues	24,758	21,815	78,370	69,626
Gross profit	16,336	17,108	47,233	57,280

Operating expenses:
Research and development	15,003	17,529	48,244	47,427
Sales and marketing	7,219	10,315	25,559	25,157
General and administrative	9,644	19,347	31,891	28,247
Amortization of intangibles	284	299	852	897
Restructuring costs	944	-	944	-
Total operating expenses	33,094	47,490	107,490	101,728

Loss from operations	(16,758)	(30,382)	(60,257)	(44,448)

Interest expense, net	(4,296)	(3,630)	(13,071)	(8,580)
Gain on extinguishment of debt	-	-	-	2,096
Other (expense) income, net	(2,097)	7,516	(793)	636

Loss before income taxes	(23,151)	(26,496)	(74,121)	(50,296)

Income tax (expense) benefit, net	(163)	(457)	52	(624)

Net loss	$(23,314)	$(26,953)	$(74,069)	$(50,920)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues

Revenues for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Revenues:
Products and software licenses	$36,521	88.9%	$32,101	82.5%
Maintenance, warranty and services	4,573	11.1%	6,822	17.5%
Total revenues	$41,094	100.0%	$38,923	100.0%

Revenue from products and software licenses of $36.5 million for the three months ended September 30, 2022 increased by $4.4 million from $32.1 million for the three months ended September 30, 2021. This increase was primarily due to increases in sales of products to four customers in the U.S. of $9.9 million, offset by reductions in Asia Pacific of $5.4 million and other regions of $0.4 million. Two customers in North America continued the rollout of their infrastructure, which commenced in the three months ended December 31, 2021.

Revenue from maintenance, warranty and services of $4.6 million for the three months ended September 30, 2022 decreased by $2.2 million from $6.8 million for the three months ended September 30, 2021. This decrease was primarily due to a high level of NRE with a North American customer in the three months ended September 30, 2021, which was not replicated in the three months ended September 30, 2022.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenues:
Products and software licenses	$23,462	57.1%	$20,652	53.1%
Maintenance, warranty and services	1,296	3.2%	1,163	3.0%
Total cost of revenues	$24,758	60.3%	$21,815	56.1%

Cost of revenues from products and software licenses of $23.5 million for the three months ended September 30, 2022 increased by $2.8 million from $20.7 million for the three months ended September 30, 2021. This increase was primarily due to revenue growth and an increase in indirect costs caused by the worldwide shortage of electronics, component costs and expediting fees and limited availability of cargo space.

Cost of revenues from maintenance, warranty and services of $1.3 million for the three months ended September 30, 2022 increased by $0.1 million from $1.2 million for the three months ended September 30, 2021.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Operating expenses:
Research and development	$15,003	36.5%	$17,529	45.0%
Sales and marketing	7,219	17.6%	10,315	26.5%
General and administrative	9,644	23.5%	19,347	49.7%
Amortization of intangibles	284	0.7%	299	0.8%
Restructuring costs	944	2.3%	-	-%
Total operating expenses	$33,094	80.6%	$47,490	122.0%

Research and development — Research and development expenses were $15.0 million for the three months ended September 30, 2022, a decrease of $2.5 million from $17.5 million for the three months ended September 30, 2021. The decrease was primarily due to decreased MIP-related expenses of $1.5 million and decreased professional fees of $1 million for the three months ended September 30, 2022.

Sales and marketing — Sales and marketing expenses were $7.2 million for the three months ended September 30, 2022, a decrease of $3.1 million from $10.3 million for the three months ended September 30, 2021, primarily due to decreased MIP-related expenses of $3.4 million, offset by increased travel costs of $0.2 million and increased bad debt expense of $0.1 million.

General and administrative — General and administrative expenses of $9.6 million for the three months ended September 30, 2022 decreased by $9.7 million from $19.3 million for the three months ended September 30, 2021. The decrease was primarily due to decreased MIP-related expenses of $11.0 million and decreased professional fees of $2.2 million, offset by increased share-based compensation of $3.5 million.

Amortization of intangibles — Amortization of intangibles of $0.3 million remained consistent for the three months ended September 30, 2022 in comparison to the three months ended September 30, 2021 due to the amortization of trademarks completing.

Restructuring cost — Restructuring costs of $0.9 million for the three months ended September 30, 2022 is a non-recurring expense related to headcount reduction costs.

Non-Operating Expenses

Interest expense, net— Interest expense, net was $4.3 million for the three months ended September 30, 2022, an increase of $0.7 million from $3.6 million for the three months ended September 30, 2021. The increase was primarily due to a higher average debt outstanding and higher interest rates in the three months ended September 30, 2022 compared to the same period in 2021.

Other (expense) income, net — Other (expense) income, net was an expense of $2.1 million for the three months ended September 30, 2022, a decrease of $9.6 million from income of $7.5 million for the three months ended September 30, 2021. The difference was primarily due to $8.7 million in losses on changes to the fair value of the warrant liability and derivative fair values and $0.9 million in foreign currency losses for the three months ended September 30, 2022.

Income tax (expense) benefit, net — Income tax (expense) benefit, net was an expense of $0.2 million and an expense of $0.5 million for the three months ended September 30, 2022 and 2021, respectively.

Net Loss

We had a net loss of $23.3 million for the three months ended September 30, 2022 compared to a net loss of $27.0 million for the three months ended September 30, 2021, a change of $3.7 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2022 was a loss of $10.0 million, representing a change of $0.4 million from a loss of $10.4 million for the three months ended September 30, 2021. The improvement in Adjusted EBITDA was primarily due to the improvement in the net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2022	2021
Net loss	$(23,314)	$(26,953)

Adjusted for:
Interest expense, net	4,296	3,630
Income tax (benefit) expense, net	163	457
Depreciation and amortization	1,173	988
EBITDA	(17,682)	(21,878)
Share-based compensation expense	5,863	661
Change in fair value of warrant liability and derivatives	920	(11,562)
Restructuring costs	944	-
Transaction costs allocated to the warrants	-	3,824
Management Incentive Plan expense related to Business Combination	-	18,513
Adjusted EBITDA	$(9,955)	$(10,442)

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues

Revenues for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Revenues:
Products and software licenses	$114,128	90.9%	$105,637	83.2%
Maintenance, warranty and services	11,475	9.1%	21,269	16.8%
Total revenues	$125,603	100.0%	$126,906	100.0%

Revenue from products and software licenses of $114.1 million for the nine months ended September 30, 2022 increased by $7.5 million from $106.6 million for the nine months ended September 30, 2021. This increase was primarily due to growth in sales for four customers in the North American market of $24.4 million, offset by decreases in sales of products in Asia Pacific of $12.2 million, while Latin America and other accounted for $3.7 million, and $0.3 million, respectively.

Revenue from maintenance, warranty and services of $11.5 million for the nine months ended September 30, 2022 decreased by $9.8 million from $21.3 million for the nine months ended September 30, 2021. This decrease was primarily due to the high NRE revenue during the nine months ended September 30, 2021 and the termination of a maintenance and features agreement with two North American customers at the end of the first quarter of 2021, which resulted in revenue of $8.9 million during the nine months ended September 30, 2021 that did not recur in the nine months ended September 30, 2022.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenues:
Products and software licenses	$74,747	59.5%	$66,272	52.2%
Maintenance, warranty and services	3,623	2.9%	3,354	2.6%
Total cost of revenues	$78,370	62.4%	$69,626	54.8%

Cost of revenues from products and software licenses of $74.7 million for the nine months ended September 30, 2022 increased by $8.4 million from $66.3 million for the nine months ended September 30, 2021. This increase was primarily due to revenue growth and an increase in indirect costs caused by the worldwide shortage of electronics, component costs and expediting fees and limited availability of cargo space.

Cost of revenues from maintenance, warranty and services of $3.6 million for the nine months ended September 30, 2022 decreased by $0.2 million from $3.4 million for the nine months ended September 30, 2021.

Operating Expenses

Operating expenses for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Operating expenses:
Research and development	$48,244	38.4%	$47,427	37.4%
Sales and marketing	25,559	20.3%	25,157	19.8%
General and administrative	31,891	25.4%	28,247	22.3%
Amortization of intangibles	852	0.7%	897	0.7%
Restructuring costs	944	0.7%	-	-%
Total operating expenses	$107,490	85.5%	$101,728	80.2%

Research and development — Research and development expenses were $48.2 million for the nine months ended September 30, 2022, an increase of $0.8 million from $47.4 million for the nine months ended September 30, 2021. The increase was primarily due to increased share-based compensation of $2.5 million, offset by a decrease in MIP-related expenses of $1.7 million.

Sales and marketing — Sales and marketing expenses were $25.6 million for the nine months ended September 30, 2022, an increase of $0.4 million from $25.2 million for the nine months ended September 30, 2021. The increase was the result of increased share-based compensation of $2.9 million, increased headcount related expenses of $1.1 million, and increased contractor expenses of $0.4 million, offset by decreased MIP-related expenses of $3.5 million and decreased professional fees of $1.3 million.

General and administrative — General and administrative expenses were $31.9 million for the nine months ended September 30, 2022, an increase of $3.7 million from $28.2 million for the nine months ended September 30, 2021. The increase was primarily due to $11.9 million of additional share-based compensation, and increased director and officer insurance and other public company expenses of $2.0 million, offset by decreased MIP-related expenses of $11.0 million and decreased professional fees of $1.7 million.

Amortization of intangibles — Amortization of intangibles of $0.9 million remained consistent for the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021.

Restructuring costs — Restructuring costs of $0.9 million for the nine months ended September 30, 2022 is a non-recurring expense related to headcount reduction costs.

Non-Operating Expenses

Interest expense, net— Interest expense, net was $13.1 million for the nine months ended September 30, 2022, an increase of $4.5 million from $8.6 million for the nine months ended September 30, 2021. The increase was primarily due to a higher average debt outstanding and interest rates in the nine months ended September 30, 2022 than the same period in 2021.

Gain on extinguishment of debt— For the nine months ended September 30, 2021, we recorded a gain on extinguishment of debt for a loan received under the Paycheck Protection Program of $2.1 million, inclusive of the accrued interest. There was no gain on extinguishment of debt for the nine months ended September 30, 2022.

Other (expense) income, net — Other (expense) income, net was an expense of $0.8 million for the nine months ended September 30, 2022, a difference of $1.4 million from income of $0.6 million for the nine months ended September 30, 2021. The difference was primarily due to $0.3 million in losses on changes to the fair value of the warrant liability and derivative fair values and $1.1 million in foreign currency losses.

Income tax (expense) benefit, net — Income tax (expense) benefit, net was a benefit of $0.1 million and an expense of $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Net Loss

We had a net loss of $74.1 million for the nine months ended September 30, 2022 compared to a net loss of $50.9 million for the nine months ended September 30, 2021, an increase of $23.2 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2022 was a loss of $40.3 million, representing a change of $19.1 million from a loss of $21.2 million for the nine months ended September 30, 2021. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net loss	$(74,069)	$(50,920)

Adjusted for:
Interest expense, net	13,071	8,580
Income tax (benefit) expense, net	(52)	624
Depreciation and amortization	3,448	3,117
EBITDA	(57,602)	(38,599)
Share-based compensation expense	19,399	2,150
Change in fair value of warrant liability and derivatives	(3,016)	(7,045)
Restructuring costs	944	-
Transaction costs allocated to the warrants	-	3,824
Management Incentive Plan expense related to Business Combination	-	18,513
Adjusted EBITDA	$(40,275)	$(21,157)

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

We had $102.4 million of current assets and $199.7 million of current liabilities as of September 30, 2022. During the nine months ended September 30, 2022, we used $29.6 million in cash flows from operating activities, primarily from the net loss offset by non-cash adjustments. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2022 and through 2023 to fund research and development activities. Cash on hand and the borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management has taken several steps and is considering additional actions to improve our operating and financial results, including the following:

●	focusing our efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for our products;

●	focusing our efforts to improve days sales outstanding (“DSO”) to provide additional liquidity; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand our labor force in lower cost geographies, with headcount reductions in higher cost geographies.

DSO is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We also actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 92 days and 103 days as of September 30, 2022 and December 31, 2021, respectively.

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

On December 30, 2020, we and each of our subsidiaries (other than Dense Air or any of its subsidiaries) as guarantors, entered into the Fortress Credit Agreement with Fortress. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. As further discussed below, as of September 30, 2022, we were not in compliance with all applicable covenants under the Fortress Credit Agreement. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

On August 13, 2021, we closed the Business Combination. In connection with the Closing, we issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

As further discussed below, as of September 30, 2022, we were not in compliance with all applicable covenants under the Fortress Convertible Note Agreement. See Note 11 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

Under the terms of the Fortress Credit Agreement and the Fortress Convertible Note Agreement, as of the last day of any fiscal quarter, our Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the preceding twelve months may not be less than the applicable minimum established in the Fortress Credit Agreement and the Fortress Convertible Note Agreement. As referenced above, we were not in compliance with the minimum last twelve-month EBITDA covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the September 30, 2022 quarterly measurement date, which is an event of default under those agreements. For the last day of the next four fiscal quarters, commencing with the fiscal quarter ending December 31, 2022, the applicable minimum twelve-month EBITDA under the Fortress Credit Agreement or the Fortress Convertible Note Agreement ranges from a loss of $21.0 million to a loss of $39.0 million.

In addition, under the terms of the Fortress Credit Agreement and the Fortress Convertible Note Agreement, we are required at all times to maintain minimum liquidity of between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement or the Fortress Convertible Note Agreement, as applicable. During certain periods subsequent to September 30, 2022, we have not been in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement, which is also an event of default under those agreements.

We are seeking a waiver with respect to the applicable breached covenants referenced above. However, there can be no assurance that such lenders will agree to waive such existing covenant breaches. Even if we receive a waiver with respect to such breaches, based on management’s current forecast, absent of additional financing or capital raising, we have concluded it is probable that we will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement during certain periods of the next twelve months. Accordingly, while we intend to seek waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the Fortress Convertible Note Agreement, we are also pursuing alternative sources of capital so that we will be able to satisfy our prospective minimum liquidity obligations under the Fortress Credit Agreement and the Fortress Convertible Note Agreement. There can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches. In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement could elect to declare all the funds borrowed under the Fortress Credit Agreement and the Fortress Convertible Note Agreement to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, such lenders could elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement, the lenders under the Fortress Credit Agreement could elect to terminate their delayed draw commitments thereunder and cease making further loans, and we could be forced into bankruptcy or liquidation. In addition, our subordinated term loan and subordinated debt could be accelerated or required to be paid due to provisions contained within those instruments. Accordingly, we have classified our senior term loan, convertible debt, subordinated term loan and subordinated debt as current liabilities on our condensed consolidated balance sheet as of September 30, 2022.

As of September 30, 2022, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $55.5 million, the majority of which have expected delivery dates during the remainder of 2022.

As of the date of this Quarterly Report, we believe our existing cash resources are sufficient to fund the cash needs of our business for at least the next 12 months. However, please see the discussion of actual and prospective financial covenant breaches under the Fortress Credit Agreement and Fortress Convertible Note Agreement above and in Notes 2 and 10 of the unaudited condensed consolidated financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash used in operating activities	$(29,625)	$(45,313)
Net cash used in investing activities	(2,156)	(4,287)
Net cash (used in) provided by financing activities	(4,033)	116,226
Net decrease in cash, cash equivalents and restricted cash	(35,814)	66,626)
Cash, cash equivalents and restricted cash, beginning of period	63,122	18,618
Cash, cash equivalents and restricted cash, end of period	$27,308	$85,244

Operating Activities

Net cash used in operating activities was $29.6 million for the nine months ended September 30, 2022, a decrease of $15.7 million from net cash used in operating activities of $45.3 million for the nine months ended September 30, 2021. The decrease is a result of $23.1 million less from results of our operations, offset by $14.7 million more generated from working capital and a $24.1 million increase in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2022, a decrease of $2.1 million from $4.3 million for the nine months ended September 30, 2021 due to fewer purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2022 and was primarily related to the repayment of borrowings under the senior term loan.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes during the nine months ended September 30, 2022, included the following:

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

We will remain an “emerging growth company” under the JOBS Act until the earliest of: (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of NBA’s initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) when we are deemed to be a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common equity held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter; or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed above.

Changes in Internal Control over Financial Reporting

Other than our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 13 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for information regarding certain litigation to which we are a party.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2021, except for the risk factor set forth below, which updates the risk factor with the same title included in such Annual Report on Form 10-K.

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

We were not in compliance with the minimum last twelve-month EBITDA covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the September 30, 2022 quarterly measurement date, which is an event of default under those agreements. In addition, during certain periods subsequent to September 30, 2022, we have not been in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement, which is also an event of default under those agreements. We are seeking a waiver with respect to such breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such breaches, based on management’s current forecast, absent of additional financing or capital raising, we have concluded it is probable that we will not be in compliance with certain of the financial covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement during certain periods of the next twelve months. There can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches. In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, such lenders could elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement, the lenders under the Fortress Credit Agreement could elect to terminate their delayed draw commitments thereunder and cease making further loans, and we could be forced into bankruptcy or liquidation. In addition, our subordinated term loan and subordinated debt could be accelerated or required to be paid due to provisions contained within those instruments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the share-repurchase activity for the quarter ended September 30, 2022.

Period	Total number of shares purchased(a)	Average price paid per share	Total number of shares purchased as part of the publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan or program
July 1, 2022 through July 31, 2022	-	$-	-	$-
August 1, 2022 through August 31, 2022	33,170	$2.54	-	$-
September 1, 2022 through September 30, 2022	-	$-	-	$-
Total	33,170	$2.54	-	$-

(a)	Total number of shares purchased represents shares withheld from vested restricted stock awards in order to satisfy the required tax withholding obligations for the quarter ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

The description of our non-compliance with certain financial covenants under the Fortress Credit Agreement and Fortress Convertible Note Agreement included in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2022.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)