Form 10-K
period 2022-12-31
Airspan Networks Holdings Inc.
filed 2023-03-16
CIK 1823882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements: ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies: ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates, computed by reference to the closing sales price of $2.99 reported on the NYSE American, LLC, was $130,490,985.

As of March 13, 2023, 74,582,992 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our expected financial and business performance;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our products;

●	demand for our products and the drivers of that demand;

●	our estimated total addressable market and other industry projections, and our projected market share;

●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing relationships;

●	our ability to enter into production supply agreements with customers, the terms of those agreements, and customers’ utilization of our products and technology;

●	our expected reliance on our significant customers;

●	developments and projections relating to our competitors and industry, including with respect to investment in 5G networks;

●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future and that we will incur increased expenses as a public company;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and industry and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities;

●	anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

●	expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy our liquidity needs; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

Risks related to our business and industry, including that:

●	We have and may continue to incur substantial losses and may not succeed in achieving profitability.

●	The proposed sale of Mimosa is contingent upon the satisfaction of a number of conditions, will require significant time and attention of our management and may have an adverse effect on us if not completed.

●	Any reduction in expenditures by communications service providers could negatively impact on our results.

●	We may fail to predict and respond to emerging technological trends and network operators’ changing needs.

●	Competition from larger, better-capitalized or emerging competitors could negatively impact our results.

●	We currently depend on a few key customers for a substantial percentage of our sales.

●	Our customers execute short-term purchase orders or contracts without significant termination penalties.

●	We are exposed to the credit risk of our channel partners, which could result in material losses.

●	Our sales cycle is typically long, and it is difficult to accurately predict revenues and expenses.

●	We may make errors in our estimates relating to customer demand.

●	Fluctuations and changes in exchange rates, tax rates and in tax laws may adversely impact our results.

●	We rely on third-party manufacturers, which subjects us to production and logistical risks.

●	Our supply chain may be unable to deliver certain key components.

●	Our new and innovative offerings may take significant efforts and may not ultimately prove successful.

●	Our failure to offer high-quality support and services could have a material adverse effect on our business.

●	We may not detect errors or defects in our solutions until after full deployment, and product liability claims by customers could result in substantial costs.

●	Our international sales may be difficult and costly as a result of the political, economic and regulatory risks.

●	Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

●	If we lose any of our executive officers, we may encounter difficulty replacing their expertise.

●	A material defect in our products could seriously harm our credibility and our business, and we may not have sufficient insurance to cover any potential liability.

●	The mobile network industry investment levels fluctuate and are affected by many factors.

●	We are subject to risks associated with ongoing inflation and increasing oil and gas prices.

●	Our business depends on the strength of our brand, and we may fail to maintain and enhance our brand.

●	There is substantial doubt about our ability to continue as a going concern and we need to raise additional funding to meet our obligations. We may not secure funding on a timely basis or on acceptable terms to satisfy our debt covenants or to attain profitable operations.

●	We have substantial indebtedness and are highly leveraged, which could adversely affect our business.

●	We may need additional capital; our ability to access capital on acceptable terms could decrease significantly.

Risks related to our intellectual property, including that:

●	We may not have adequate protection for our intellectual property.

●	Third parties could assert infringement claims against us or our customers that we are obligated to indemnify.

●	We may be subject to damages resulting from claims relating to misconduct by employees or contractors.

●	We use open source software in our products that may subject our firmware to general release or require us to re-engineer our products and the firmware contained therein.

Risks related to laws and regulations, including that:

●	We are subject to risks relating to changes in telecommunications regulation or delays.

●	We are required to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations.

●	Regulations affecting broadband infrastructure could damage demand for our products.

●	We are subject to governmental export and import controls.

●	We are required to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and similar laws.

●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Risks related to our securities, including that:

●	Not meeting the expectations of investors or securities analysts will affect the market price of our securities.

●	Issuance of additional shares of Common Stock or convertible securities may dilute your ownership.

●	We cannot assure that we will be able to comply with the continued listing standards of the NYSE American.

●	We qualify as an “emerging growth company” within the meaning of the Securities Act.

●	Certain of our stockholders may exert influence over our Company; their interests may conflict with yours.

●	Our Second Amended and Restated Certificate of Incorporation contains anti-takeover provisions.

●	Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	We have no current plans to pay cash dividends on Common Stock for the foreseeable future.

●	Our warrants and the conversion feature in our Convertible Debt are accounted for as liabilities.

v

General risks, including that:

●	Our business is subject to the risks of earthquakes, fires, floods, military actions and other natural catastrophic events, global pandemics and interruptions by man-made problems, such as terrorism.

●	We are subject to risks of interruption or failure of our information technology and communications systems.

●	We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our 4G and 5G products and customer data processed by us or third-party vendors or suppliers.

●	We identified a material weakness in our internal control over financial reporting.

●	We may fail to maintain effective internal control over financial reporting.

●	Research and reports or lack thereof, or changes in recommendations, by securities or industry analysts could adversely impact the price and trading volume of our securities.

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

In 4G mobile networks, we established ourselves as an expert in network densification by focusing on solving the problems associated with physically locating, installing and commissioning networks consisting of hundreds of thousands of small cells as an alternative and supplement to macro cell-based networks. Software-defined and cost-optimized radio platforms, self-organizing/optimization algorithms and minimum power consumption have been critical to our 4G business and are expected to be even more critical to the deployment and expansion of new 5G networks. As an early leader in 5G OPEN-RAN standards, we have worked to unbundle the monolithic network architectures previously dominated by large incumbent suppliers such as Telefonaktiebolaget LM Ericsson (“Ericsson”), Huawei Technologies Co., Ltd. (“Huawei”), and Nokia Corporation (“Nokia”). As a foundational member of the 5G ecosystem, we work closely with wireless operators, chipset suppliers and infrastructure vendors around the world on 5G developments, trials, pilots and initial 5G deployments.

We started our business in digital wireless access, primarily voice services, rapidly becoming a leader in high performance wireless data networks. Our acquisition of Mimosa Networks, Inc. (“Mimosa”) in 2018 strengthened our position in the wireless broadband access market. Mimosa’s capabilities and innovation in wireless broadband point-to-point and point-to-multipoint networks strengthened our disruptive position in the mobile 4G/5G network densification space and expanded our existing North American presence with an engineering center in Silicon Valley. Mimosa’s channel-led sales strategy enhances the distribution of our existing products for specific vertical markets, such as private 4G and 5G and applications in citizens broadband radio service (“CBRS”). On March 8, 2023, we entered into a Stock Purchase Agreement to sell the Mimosa business to one of Airspan’s major customers while retaining a reseller arrangement to continue to market and sell the Mimosa products. (See Recent Developments).

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

●	Industry Relationships. We have relationships with some of the world’s most innovative Tier-1 CSPs including SoftBank, Reliance Jio and Rakuten. We have helped specialized private network operators like GoGo (in-flight internet) and McLaren (automotive connectivity) to address the challenges associated with high speed cellular networks. We have worked closely with leading edge technology companies such as Qualcomm Incorporated and Quantenna Communications Inc. In partnership with these customers and suppliers, we have helped to address the challenges of next generation RAN deployments at scale, while building a portfolio of solutions to help innovators deploy novel and innovative networks, augmenting our technology portfolio, creating greater visibility into our end markets and informing our product development road map.

●	Technology Leadership. We have focused on software-defined RAN technology for over 20 years, while developing the skills and discipline needed to respond to near-term customer-driven opportunities without deviating from our long-term product roadmaps. We have learned how to rapidly incorporate the experiential learning represented by over one million deployed cells. That has resulted in a unified software code base and a finely tuned library of low cost and high-performance radio frequency (“RF”) subsystems across our company. Today, we employ over 400 engineers with deep expertise in 5G New Radio (“NR”), long-term evolution (“LTE”), LTE-Advanced, orthogonal frequency division multiple access (“OFDMA”), Wi-Fi and VoIP, and are a leader in OPEN-RAN software with a track record of continuous innovation at the network edge. We hold 229 issued and 68 pending patents, including US patents and various foreign counterparts.

●	Excellence in Execution.

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

5G Product Family	Description
Air5G 4700	Outdoor Sub-6GHz Radio Unit (RU) supporting 16x16 massive MIMO array, Split 7.2x
Air5G 7200	Outdoor mmWave Macro RDU (Radio Unit (RU) and Distributed Unit (DU)) with an integrated 128x128 antenna array, Split 2
AirStrand2200	Outdoor Sub-6GHz dual sector strand-mounted full gNB with DOCSIS backhaul
AirSpeed2900	Outdoor Pico cell Sub-6GHz dual sector full gNB
AirSpeed2700	Outdoor Pico cell Sub-6GHz single sector, Split 7.2
AirSpeed1900	Outdoor Pico cell Sub-6GHz single sector full gNB
AirVelocity 2700	Indoor Sub-6GHz Radio Unit (RU), with integrated or external antenna, Split 7.2x
AirVelocity 6200	Indoor mmWave RDU (Radio Unit (RU) and Distributed Unit (DU)) with an integrated 64x64 antenna array, Split 2

SW Product Family	Description
4G eNb SW	Full SW package including L1, L2, L3 and management and control needed to operate the eNb
5G RU SW	SW to operate the RU. In Split 7.2x consist of the L-PHY
5G DU SW	Includes the H-PHY and L2, running in the gNb or on a server
5G CU SW	Includes the L3, running in the gNb or on a server
5G ACP SW	The management SW controlling the system components (HW and SW) for 5G and 4G

4G Product Family	Description
AirHarmony	Outdoor Mini-Macro, 2x 20W Tx power
AirSpeed	Outdoor dual sector/carrier Pico cell up to 10W Tx power
AirStrand	Outdoor strand-mounted, with DOCSIS backhaul, Pico Cell
AirVelocity	Enterprise/Residential indoor Small Cell
AirUnity	Indoor small cell (dual sector) with integrated LTE relay backhaul
AirDensity	Indoor small cell (single sector) with integrated LTE relay backhaul

Point To Point (“PTP”) Product Family	Description
B series	High reliability PTP link supporting various bands and with various antenna options.
C series	Affordable integrated PTP and PTMP CPE device with flexible antenna connectivity for unlicensed frequency support.

Point to Multi Point (“PTMP”) Product Family	Description
A series	Access Point for urban/suburban MicroPoP PTMP and broadband deployments with flexible antenna connectivity for unlicensed frequency support. Supports C5x, C5c and C6 CPEs.

PTP/PTMP SW Product Family	Description
MMP	Full element management and monitoring software for PTP & PTMP devices, for on-premises hosting, private clouds and virtualization.
Mimosa Cloud	Cloud device monitoring software service for PTP & PTMP devices.
Install App	Android App software to assist with subscriber device and service installation and activation.

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

Competition

We compete in two broad markets: mobile RAN equipment and services and wireless broadband access. We compete with large direct competitors in the RAN market such as Ericsson, Huawei, Nokia, Samsung Group and ZTE Corporation as well as smaller players such as Casa Systems, Inc., Inseego Corp, JMA Wireless, KMW Co Ltd, and Mavenir. In the broadband market, we have direct competitors as well as competing access technologies. The competing technologies include wireline Digital Subscriber Line (“DSL”), fiber, cable and satellite. Direct wireless broadband competition includes Cambium Networks, Proxim Wireless Corporation, Ruckus Networks, a division of CommScope Inc. and Ubiquiti Inc., and many other smaller companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

When competing with the large incumbents for business in 4G networks, we rely on software centric small cell experience to provide densification solutions that fit under our larger end-to-end competitors’ macro cell architectures. Our 4G market has been limited to customers with severe capacity restrictions such as Sprint and Reliance that are difficult to address without massive densification. As 5G technology becomes more prevalent across the markets in which we operate, software and small cell-centric disaggregation of networks via O-RAN standards, instead of large macro-centric networks, allows us to take advantage of our competitive strengths, with increased access to CSPs utilizing 5G disaggregation to drive network buildout and to lower their overall operating costs. While we have an advantage within the O-RAN disaggregation market with both software modules and radio equipment based on our years of end-to-end RAN experience, we will have to continue innovation in access edge solutions, as software-only competitors such as Mavenir begin integration with commercial off-the-shelf radios and the larger incumbents such as Ericsson and Nokia invest time and resources into network disaggregation solutions.

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

Customers

Our customers are principally network operators, who provide their customers with fixed, nomadic and portable broadband solutions, as well as backhaul and bridging solutions and mobile access solutions. Our customers today can generally be described as follows:

●	Fixed and mobile carriers looking to provide high speed triple-play broadband services to a wide customer base;

●	Energy, utility and enterprise and data centric carriers where high speed connectivity is required between locations with a variety of private networking capabilities;

●	Military, defense, air to ground and public safety network operators providing wireless connectivity across a broad range of applications; and

●	Wireless ISPs that operate in areas where other carriers choose not to offer broadband access services.

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

Our three largest customers have accounted for a substantial majority of our sales in the two years ended December 31, 2022 and 2021. Our top three customers accounted for 61% and 63% of revenue in 2022 and 2021, respectively. See Note 2 of the notes to the audited financial statements included in this Annual Report.

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

As of December 31, 2022, we had 226 full-time employees and contractors worldwide dedicated to sales, marketing and customer service.

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

Through the development of our products, we have generated a significant patent portfolio. As of December 31, 2022, our development efforts have resulted in 229 separate patents granted (includes U.S. patents and various foreign counterparts), with a further 68 currently pending (includes U.S. patents and foreign counterparts) applications. To improve system performance and reduce costs, we have developed custom integrated circuits that incorporate much of our intellectual property as well as a large library of AI base software modules which are key elements of our wireless solutions.

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

●	Most of our 4G and 5G product families are all currently produced with Foxconn in their Vietnam facilities and some in Malaysia with Cape Manufacturing (M) Sdn. Bhd. of the Cape Group of Companies.

●	Our Mimosa product range is currently produced in Malaysia with Cape Manufacturing (M) Sdn. Bhd. of the Cape Group of Companies.

●	We also contract with smaller contract manufacturers for early life prototyping and engineering samples.

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

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience and have experienced significant delays in shipping our products while we seek other sources. The COVID-19 pandemic had a significant impact on our supply chains, adversely affecting product supply and delivery to our customers. Future pandemic induced lockdowns continue to be a risk to the supply chain. As a further consequence of the COVID-19 pandemic, component lead times are extending as demand exceeds supply on certain components, including semiconductors, and have caused the costs of components to increase. This has caused us to extend our forecast horizon with our contract manufacturing partners and has increased the risk of supplier delays. We cannot at this time accurately predict what effects, or the extent, the COVID-19 pandemic will have on our 2023 operating results, due to uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, component shortages and increased component costs, the length of voluntary business closures, and governmental actions taken in response to the outbreak. More generally, the widespread health crisis has and may continue to adversely affect the global economy, resulting in an economic downturn that could affect demand for our products and therefore impact our results of operations and financial condition.

Human Capital Resources

Employee Overview

Our employees are instrumental in helping inspire us to achieve our goals. They bring a wide range of talents, experience and perspectives to drive our business. We are an equal opportunity employer, and it is our policy to make employment decisions and opportunities based on merit, qualifications, potential and competency.

As of December 31, 2022, we had 669 full-time equivalent employees based primarily in the United Kingdom, India, Israel and the United States. We also engage numerous consultants and contractors to supplement our permanent workforce. We believe that we generally have good relationships with our employees. None of our employees are subject to a collective bargaining agreement or represented by a labor union, nor have we experienced any work stoppages.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on August 20, 2020 under the name New Beginnings Acquisition Corp. On August 13, 2021, we changed our name to Airspan Networks Holdings Inc. Our principal executive offices are located at 777 Yamato Road, Suite 310, Boca Raton, Florida 33431 and our telephone number is (561) 893-8670. Our main operations and product development centers are located in Santa Clara, California, Slough, United Kingdom, Airport City, Israel, Mumbai and Bangalore, India and Tokyo, Japan. Our website address is www.airspan.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

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

We have incurred net losses and negative cash flows since incorporation, and as of December 31, 2022, we had an accumulated deficit of $851.2 million. We anticipate that we will continue to experience negative cash flows and net losses at least through 2023. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing departments as well as competitive pressures. We expect to continue to devote resources to these areas and, as a result, we will need to increase our quarterly revenues or further decrease our operating expenses to achieve and maintain profitability. We cannot be certain that we will achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

The proposed sale of Mimosa is contingent upon the satisfaction of a number of conditions, will require significant time and attention of our management and may have an adverse effect on us if not completed.

On March 8, 2023, we entered into a definitive agreement to sell all of the issued and outstanding shares of common stock of Mimosa to Radisys for a total purchase price of approximately $60 million. Completion of the proposed sale is subject to the satisfaction of various closing conditions, including but not limited to regulatory approvals and the consent of our senior lender. There can be no assurance that any of such conditions will be satisfied and that the proposed sale will be successfully completed. These or other unanticipated developments could delay or prevent the transaction from closing or cause it to occur on terms or conditions that are less favorable than anticipated, which could cause our common stock to experience negative reactions from the financial markets.

In pursuing the proposed sale, our ongoing businesses may be adversely affected, and we may be subject to certain risks and consequences, including, but not limited to, the following:

●	execution of the proposed sale has required, and will continue to require, significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;

●	completion of the proposed sale will require strategic, structural and process realignment and restructuring actions within our operations, which could lead to a disruption of our operations, as well as the loss of, or inability to recruit, key personnel needed to operate and grow our businesses;

●	completion of the proposed sale may require certain management and procedural redundancies as we prepare for closing, which may result in operating inefficiencies; and

●	whether or not the proposed sale is completed, we may be responsible for certain costs and expenses, such as legal, accounting and other professional fees, which may be significant.

Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows and the price of our common stock.

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

We compete in a rapidly evolving, highly competitive and fragmented market. We now compete with companies that are producing both mobile and fixed wireless communications systems, wired DSL, cable networks, fiber optic cable, certain satellite technologies and other new entrants to this industry, as well as traditional communications companies. General anticipated increases in capital spending on 5G applications may result in new competitors entering the markets in which we sell our products. Competitors vary in size and resources and in products and services offered. With respect to the wireless solutions for 4G and 5G networks we offer today, we believe we compete directly with Altiostar, Cambium, Casa, Ciena, Ericsson, Huawei, KMW, Mavenir, Nokia, Samsung, Sercom and ZTE Corporation, and with a number of smaller privately-held companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

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

In 2022 and 2021, approximately 61% and 63%, respectively, of our revenues were derived from our top three customers by revenue. We believe that there are certain economies of scale inherent in our business. Accordingly, if we lose one or more significant customers and are unable to replace the revenue previously generated by those customers, our gross profit margins, profitability and efforts to preserve cash resources could be materially negatively affected.

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

Our results of operations may be adversely affected by fluctuations in currency exchange rates and tax rates and changes in tax laws in the jurisdictions in which we operate.

We conduct a majority of our business operations outside the United States. In 2022 and 2021, our international sales (sales to customers located outside the United States which includes a small percentage of United States customers where the final destination of the equipment is outside of the United States) accounted for approximately 61% and 72%, respectively, of our total revenue. Our operations are subject to international business risks, including the need to convert currencies received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. We transact business in many foreign currencies, including New Israeli Shekels, British pounds and Japanese yen. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because of our global operations, we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

We are subject to income taxation in the U.S. (federal and state) and numerous international jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. In particular, governmental agencies in domestic and international jurisdictions in which we and our affiliates do business, as well as the Organization for Economic Cooperation and Development, have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting”, where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. In addition, our effective tax rates could be affected by numerous factors, such as intercompany transactions, the relative amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we are subject to lower statutory rates and higher than anticipated in jurisdictions where we are subject to higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions in which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.

We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or the relevant laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.

In addition, we have recorded valuation allowances which result from our analysis of positive and negative evidence supporting the realization of tax benefits. Negative evidence includes a cumulative history of pre-tax operating losses in specific tax jurisdictions. Changes in valuation allowances have resulted in material fluctuations in our effective tax rate. Economic conditions may dictate the continued imposition of current valuation allowances and, potentially, the establishment of new valuation allowances and releases of existing valuation allowances. While significant valuation allowances remain, our effective tax rate will likely continue to experience significant fluctuations.

We rely on third-party manufacturers, which subjects us to risk of product delivery delays and reduced control over product costs and quality.

We outsource the manufacturing of our products to third-party manufacturers. Purchases from these third-party manufacturers account for the most significant portion of our cost of revenues. Our reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. From time to time, we have experienced and may in the future experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers suffer interruptions, delays or disruptions in supplying our products, including by reason of the ongoing COVID-19 pandemic, natural disasters, work stoppages or capacity constraints, our ability to ship products to distributors and network operators would be delayed. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet network operators’ requirements, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our channel partners.

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

Sales to customers based outside the United States have historically accounted for a majority of our revenues. In 2022 and 2021, our international sales (sales to customers located outside the United States which includes a small percentage of United States customers where the final destination of the equipment is outside of the United States) accounted for approximately 61% and 72%, respectively, of our total revenue. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

●	the imposition of tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

●	import or export controls, including licensing or product-certification requirements;

●	unexpected changes in government policies or regulatory requirements in the United States or by foreign governments and delays in receiving licenses to operate;

●	political instability and acts of war or terrorism, such as the Russia-Ukraine conflict;

●	economic instability, including the impact of economic recessions;

●	difficulty in staffing and managing geographically diverse operations, particularly as a result of the COVID-19 pandemic and ensuing economic conditions, including our reluctance to staff and manage foreign operations as a result of political unrest even though we have business opportunities in a country;

●	any limitation on our ability to enforce intellectual property rights or agreements in regions where the judicial legal systems may be less developed or less protective of intellectual property or contractual rights;

●	capital and exchange control programs;

●	challenges caused by distance, language and cultural differences;

●	fluctuations in currency exchange rates;

●	labor unrest;

●	restrictions on the repatriation of cash;

●	the nationalization of local industry; and

●	potentially adverse tax consequences.

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

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our chief executive officer, Eric Stonestrom. Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, may be difficult to replace. The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, could result in lost customers, and could cause a diversion of resources while we seek replacements.

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

Inflation, which increased significantly during 2021 and 2022, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In addition the increase in oil and gas prices has adversely affected us with increased costs of transportation, heating premises and higher prices from our suppliers. We have increased certain of the sales prices of our products and services in response to these increased costs and, in the event inflation and oil and gas prices continue to increase, we may seek to further increase our sales prices in order to maintain satisfactory margins. However, such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our business, financial condition and results of operations. Additionally, actions by governments to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.

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

There is substantial doubt about our ability to continue as a going concern and we need to raise additional funding to meet our obligations. We may not secure funding on a timely basis or on acceptable terms to satisfy our debt covenants or to attain profitable operations.

We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. Further, as discussed below, as of December 31, 2022, we were in default of certain debt covenants of our senior term loan agreement. As a result, our current liabilities exceed our current assets by approximately $109 million as of December 31, 2022. Our business plan for 2023 requires a refinancing or waiver of the covenant requirements under the senior term loan in order to satisfy this obligation. Our ability to achieve the foregoing, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about our ability to continue as a going concern.

We may not secure funding to meet our obligations on a timely basis, to satisfy our debt covenants and, ultimately, to attain profitable operations. Any additional liquidity we may need in order to meet our obligations on a timely basis, to satisfy our debt covenants or to attain profitable operations may not be available on terms that are acceptable to us, or at all.

In addition, we were not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the December 31, 2022 quarterly measurement date, and we were not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, each of which is an event of default under those agreements. There can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will waive the existing covenant breaches and discussions are ongoing. Based on management’s current forecast, absent of additional financing or capital raising, we have concluded it is probable that we will not be in compliance with certain of the financial covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement during certain periods of the next twelve months. There can be no assurance that the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches. In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the Fortress Convertible Note Agreement could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against our assets, such lenders could elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, the lenders under the Fortress Credit Agreement could elect to terminate their delayed draw commitments thereunder and cease making further loans, and we could be forced into bankruptcy or liquidation. In addition, our subordinated term loan and subordinated debt could be accelerated or required to be paid due to provisions contained within those instruments. Accordingly, we have classified our senior term loan, convertible debt, subordinated term loan and subordinated debt as current liabilities on our condensed consolidated balance sheet as of December 31, 2022.

We have substantial indebtedness and are highly leveraged, which could adversely affect our business.

We are highly leveraged with a significant amount of debt and we may continue to incur additional debt in the future. As of December 31, 2022, we had approximately $44.1 million in indebtedness outstanding under the Fortress Credit Agreement at an average annualized interest cost of 11.2% at such date and $50.0 million in indebtedness outstanding under our senior secured convertible notes (the “Convertible Notes”) with an interest rate equal to 7.0% per annum. Substantially all of our assets, including the capital stock of our subsidiaries, are pledged to secure our indebtedness under the Fortress Credit Agreement and the Convertible Notes. In addition, we had subordinated indebtedness aggregating $52.9 million as of December 31, 2022. As a result of our indebtedness, we are required to make interest and principal payments on our borrowings that are significant in relation to our revenues and cash flows. These payments reduce our earnings and cash available for other potential business purposes. This leverage also exposes us to significant risk by limiting our flexibility in planning for, or reacting to, changes in our business (whether through competitive pressure or otherwise), our industry and the economy at large. Although our cash flows could decrease in these scenarios, our required payments in respect of indebtedness would not decrease. In addition, we are exposed to the risk of increased interest because certain of our borrowings, including borrowings under the Fortress Credit Agreement, are at variable rates of interest.

In addition, our ability to make payments on, or repay or refinance, such debt, and to fund our operating and capital expenditures, depends largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Further, the transition away from LIBOR as a benchmark reference for interest rates may affect our cost of capital and may require amending or restructuring existing debt instruments which may result in additional costs or adversely affect our liquidity, results of operations and financial condition.

Risks Related to Our Intellectual Property

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

Risks Related to Laws and Regulations

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

As of December 31, 2022, we had $157.3 million of U.S. federal and $103.7 million of state net operating loss carryforwards available to reduce future taxable income. Of the $157.3 million in U.S. federal operating loss carryforwards, $31.1 million will be carried forward indefinitely for U.S. federal tax purposes and $126.2 million will expire between 2023 and 2037. The $103.7 million in state operating loss carryforwards will expire between 2023 and 2042. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To the extent we are not able to offset future taxable income with our net operating losses, our cash flows may be adversely affected.

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

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE American with respect to our Common Stock and warrants.

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

For example, on January 4, 2023, the NYSE American provided a written notice to the Company that it had halted trading in the Company’s warrants, ticker symbol MIMO WSC (the “C Warrants”), on the NYSE American due to the low trading price of the Warrants. On January 20, 2023, the NYSE American Filed a Form 25 delisting the C Warrants due to the low trading price of the C Warrants.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have and intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock in New Beginnings’ initial public offering (“IPO”). In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for the Common Stock and its price may be more volatile.

Certain of our stockholders may exert influence over our Company and their interests may conflict with yours.

Oak Investment Partners and SoftBank Group Capital Limited each own a significant amount of Common Stock. As a result, these stockholders may exert influence over our business objectives and policies, including the composition of our board of directors and any action requiring the approval of our stockholders, such as the adoption of amendments to our certificate of association, and the approval of mergers or a sale of substantially all of our assets. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of these stockholders and could discourage others from making tender offers, which could prevent stockholders from receiving a premium for their shares. These stockholders’ interests may conflict with your interests as a stockholder.

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

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. We may also be subject to securities litigation in connection with the business combination transaction consummated on August 13, 2021 (“Business Combination”). Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.

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

Our warrants and the conversion feature in our Convertible Debt are accounted for as liabilities and the changes in value of the warrants could have a material effect on our financial results.

We account for our warrants to purchase Common Stock and the conversion feature in our Convertible Debt as derivative liabilities related to embedded features contained within them. Accounting Standards Codification (“ASC”) 815-40 provides for the remeasurement of the fair value of such warrants at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. Accounting Standards Codification (“ASC”) 815-15 provides for the remeasurement of the fair value of such conversion features in our Convertible Debt at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

General Risk Factors

Our business is subject to the risks of earthquakes, fires, floods, military actions and other natural catastrophic events, global pandemics and interruptions by man-made problems, such as terrorism. Material disruptions of our business or information systems resulting from these events could adversely affect our operating results.

A significant natural disaster, such as an earthquake, fire, flood, hurricane or significant power outage or other similar events, such as infectious disease outbreaks or pandemic events, such as the COVID-19 pandemic, could have an adverse effect on our business and operating results. Natural disasters, acts of terrorism or war could cause disruptions in our operations, our or our customers’ or channel partners’ businesses, our suppliers’ or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the cut-off of revenue recognition on products shipped to customers. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the Board and the Audit Committee of the Board of Directors implemented a remediation plan for this material weakness, including, among other things, implementing process level and management review controls to ensure the cut-off of revenue recognition is accurate. The Company believes that the remediation efforts described have strengthened Airspan’s internal control over financial reporting and its disclosure controls and procedures. Based on the implementation of the remediation plan described above, management has concluded that the material weakness in internal control over financial reporting and reported in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 8, 2022 has been remediated as of December 31, 2022.

However, if in the future we were to conclude that our internal controls over financial reporting are not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. As a consequence, we may not be able to complete any necessary remediation process in time to meet our deadline for compliance with Section 404 of the Sarbanes-Oxley Act. Also, there can be no assurance that we will not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404 of the Sarbanes-Oxley Act. The presence of material weaknesses could result in financial statement errors which, in turn, could require us to restate our operating results.

If we are unable to conclude that we have effective internal controls over financial reporting, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to maintain listing on the NYSE American.

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

Our main operations and product development centers are located in: Slough, United Kingdom; Airport City, Israel; Mumbai and Bangalore, India; and Tokyo, Japan. In Slough, United Kingdom, we lease one facility of approximately 14,330 square feet pursuant to a lease that will expire in 2025. In Airport City, Israel, we lease one facility of approximately 49,213 square feet pursuant to a lease that will expire in 2024. In Mumbai, India, we lease one facility of approximately 5,513 square feet pursuant to a lease that will expire in 2026. In Tokyo, Japan, we lease one facility of approximately 1,940 square feet pursuant to a lease that will expire in 2024. In Bangalore, India, we lease one facility of approximately 7,500 square feet pursuant to a lease that will expire in 2025.

We believe that our facilities are adequate for our current needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

Item 3. Legal Proceedings.

Reference is made to Note 16 – Commitments and Contingencies in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for information regarding certain litigation to which we are a party.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, our warrants issued in connection with New Beginnings’ initial public offering which are exercisable to purchase a share of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”), our warrants which are exercisable to purchase a share of Common Stock at an exercise price of $12.50 per share (the “Post-Combination $12.50 Warrants”), our warrants which are exercisable to purchase a share of Common Stock at an exercise price of $15.00 per share (the “Post-Combination $15.00 Warrants”) and, together with the Post-Combination $12.50 Warrants and the Post-Combination $15.00 Warrants, the “Post-Combination Warrants”) are traded on the NYSE American under the symbols “MIMO”, “MIMO WS”, “MIMO WSA” and “MIMO WSB”, respectively. On January 4, 2023, the NYSE American provided a written notice to the Company that it had halted trading in the Company’s warrants, ticker symbol MIMO WSC (the “C Warrants”) which were exercisable to purchase a share of Common Stock at an exercise price of $17.50 per share, on the NYSE American due to the low trading price of the Warrants. On January 20, 2023, the NYSE American Filed a Form 25 delisting the C Warrants due to the low trading price of the C Warrants.

Holders of Record

On December 31, 2022, there were 34 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2022 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

Recent Developments

Sale of Mimosa Networks

On March 8, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mimosa and Radisys Corporation (“Radisys”), pursuant to which we will sell all of the issued and outstanding shares of common stock of Mimosa to Radisys for an aggregate purchase price of approximately $60 million in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants by the parties subject to specified exceptions and qualifications. Each party’s obligations to consummate the Transaction pursuant to the Purchase Agreement are subject to customary closing conditions as set out in the Purchase Agreement, including, among others, approval of the Transaction by the Committee on Foreign Investment in the United States, approval of the Transaction by the Competition Authority of the Republic of Turkey, and approval of the Transaction by certain senior lenders.

November 2022 Fortress Amendments

On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Fourth Amendment, Limited Waiver and Consent Under Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “November 2022 Fortress Credit Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”) entered into a Second Amendment, Limited Waiver and Consent Under Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “November 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement. To effect the November 2022 Fortress Convertible Note Agreement Amendment and the November 2022 Fortress Credit Amendment, the Company incurred fees of approximately $2.9 million, representing three percent of the outstanding loan balances, payable at the end of the loan term.

March 2022 Fortress Amendment

On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “March 2022 Fortress Credit Amendment”) to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement with Fortress (the “March 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement. To effect the March 2022 Fortress Credit Amendment, the Company incurred fees of approximately $0.5 million, representing three percent of the outstanding loan balance, payable at the end of the loan term.

Global Economic Conditions

We have experienced supply chain disruptions and inflationary impacts across our businesses, driven by the impact of the COVID-19 pandemic, the war in Ukraine and resulting economic sanctions, and general macroeconomic factors. These factors have increased our operating costs. While we are taking actions to respond to the supply chain disruptions, inflationary environment, and global demand dynamics, we may not be able to enact these measures in a timely manner, or the measures may not be sufficient to offset the increase in costs, which could have a material adverse impact on our results of operations.

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

Going Concern Update

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. We will need to secure additional funding to meet our operations on a timely basis, to satisfy our debt covenants and, ultimately, to attain profitable operations.

In addition, as discussed in Notes 12 and 13 to the consolidated financial statements, the Company’s senior term loan and Convertible Notes require certain financial covenants to be met. The Company was not in compliance with the minimum last twelve-month EBITDA covenant, the minimum liquidity covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the Convertible Note Agreement as of the December 31, 2022 quarterly measurement date, and the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, each of which is an event of default under those agreements.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such existing covenant breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 11) and subordinated debt (see Note 10) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at December 31, 2022.

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

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that the new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Our top three customers accounted for 61% and 63% of revenue for the years ended December 31, 2022 and 2021, respectively.

Our sales outside the U.S. and North America accounted for 57% and 70% of our total revenue in the years ended December 31, 2022 and 2021, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Year Ended December 31,
Geographic Area	2022	2021
United States	39%	29%
Other North America	4%	1%
North America	43%	30%
India	17%	22%
Japan	26%	35%
Other Asia	1%	2%
Asia	44%	59%
Europe	7%	3%
Africa and the Middle East	4%	5%
Latin America and the Caribbean	2%	3%
Total revenue	100%	100%

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

Non-Operating Expenses

Interest Expense, Net

Interest expense consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consisted of a term loan and revolving credit facility. Interest on the term loan was determined based on the highest of the LIBOR Rate, commercial lending rate of the collateral agent and federal funds rate, plus an applicable margin. Interest on the revolving credit facility is based on the LIBOR Rate plus an applicable margin. On March 29 and November 14, 2022, we amended the terms of our credit facility with Fortress. (See Note 12 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this agreement.)

Income Tax Benefit

Our provision for income tax benefit includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards and expected tax credits under the UK’s Research and Development Expenditure Credit (“RDEC”) regime. Our net operating loss carryforwards will begin to expire in 2023 and continue to expire through 2037. Our tax benefit has been impacted by non-deductible expenses, including equity compensation and research and development amortization.

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

Results of Operations

	Year Ended December 31,
(in thousands)	2022	2021
Revenue	$167,259	$177,283
Cost of revenue	(100,819)	(99,312)
Gross profit	66,440	77,971

Operating expenses:
Research and development	61,377	63,350
Sales and marketing	30,587	33,839
General and administrative	40,070	40,878
Amortization of intangibles	1,136	1,191
Restructuring costs	1,279	-
Total operating expenses	134,449	139,258

Loss from operations	(68,009)	(61,287)

Interest expense, net	(20,394)	(12,813)
Change in fair value of warrant liability and derivatives, net	7,085	4,116
Gain on extinguishment of debt	-	2,096
Other expense, net	(4,261)	(3,328)

Loss before income taxes	(85,579)	(71,216)

Income tax benefit	197	690

Net loss	$(85,382)	$(70,526)

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

Revenue for the above periods is presented below:

	Year Ended December 31,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Revenue:
Products and software licenses	$148,922	89%	$151,172	85%
Maintenance, warranty and services	18,337	11%	26,111	15%
Total revenue	$167,259	100%	$177,283	100%

Revenue from products and software licenses of $148.9 million for the year ended December 31, 2022 decreased by $2.3 million, or 1.5%, from $151.2 million for the year ended December 31, 2021. This decrease was primarily due to lower sales of products to two customers in Asia Pacific of $26.8 million and a net decrease of all other customers of $1.1 million. This was offset by an increase in product sales to one customer in North America of $25.6 million.

Revenue from maintenance, warranty and services of $18.3 million for the year ended December 31, 2022 decreased by $7.8 million, or 29.9%, from $26.1 million for the year ended December 31, 2021. This decrease was primarily due to the termination of a maintenance and features agreement with a North American customer at the end of the first quarter of 2021 that resulted in revenue of $8.9 million during the year ended December 31, 2021 that did not recur in the year ended December 31, 2022.

Cost of Revenue

Cost of revenue for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Cost of revenue:
Products and software licenses	$95,335	57%	$95,442	54%
Maintenance, warranty and services	5,484	3%	3,870	2%
Total cost of revenue	$100,819	60%	$99,312	56%

Cost of revenue from products and software licenses of $95.3 million for the year ended December 31, 2022 decreased by $0.1 million, or 0.1%, from $95.4 million for the year ended December 31, 2021. This decrease was primarily due to a decrease in products and software licenses revenue and an increase in fixed period costs of 21% for the year ended December 31, 2022.

Cost of revenue from maintenance, warranty and services of $5.5 million for the year ended December 31, 2022 increased by $1.6 million, or 41.7%, from $3.9 million for the year ended December 31, 2021, which is attributable to a decrease in NRE revenues which have higher margins.

Operating Expenses

Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2022	% of Revenue	2021	% of Revenue
Operating expenses:
Research and development	$61,377	37%	$63,350	36%
Sales and marketing	30,587	18%	33,839	19%
General and administrative	40,070	24%	40,878	23%
Amortization of intangibles	1,136	1%	1,191	1%
Restructuring costs	1,279	1%	-	0%
Total operating expenses	$134,449	81%	$139,258	79%

Research and development — Research and development expenses were $61.4 million for the year ended December 31, 2022, a decrease of $2.0 million, or 3.1%, from $63.4 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in MIP-related expenses of $1.9 million, materials and supplies expenses of $1.1 million, other outside service of $0.9 million, and headcount-related expenses of $0.2 million. These decreases were offset by increases in share-based compensation of $1.7 million and contractor expenses of $0.4 million.

Sales and marketing — Sales and marketing expenses were $30.6 million for the year ended December 31, 2022, a decrease of $3.2 million, or 9.6% from $33.8 million for the year ended December 31, 2021, primarily due to a decrease in MIP-related expenses of $3.7 million and other outside services of $2.6 million. These decreases were offset by increased share-based compensation of $1.7 million, travel-related expenses of $0.7 million, contractor expenses of $0.5 million, depreciation of $0.1 million, and facility expenses of $0.1 million.

General and administrative — General and administrative expenses of $40.1 million for the year ended December 31, 2022 decreased by $0.8 million, or 2.0%, from $40.9 million for the year ended December 31, 2021. The decrease was primarily due to decreases in MIP-related expenses of $11.1 million and contractor expenses of $0.1 million. These decreases were offset by increased share-based compensation of $7.1 million, facility expenses of $1.9 million, and headcount-related expenses of $1.4 million.

Amortization of intangibles — Amortization of intangibles of $1.1 million for the year ended December 31, 2022 decreased by $0.1 million, or 4.6%, from $1.2 million for the year ended December 31, 2021, due to the amortization of trademarks completing.

Restructuring costs — Restructuring costs of $1.3 million for the year ended December 31, 2022 related to headcount reduction costs that did not occur during the year ended December 31, 2021.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $20.4 million for the year ended December 31, 2022, an increase of $7.6 million from $12.8 million for the year ended December 31, 2021. The increase was primarily due to a higher average debt outstanding in 2022 compared to 2021, as well as higher variable interest rates and $3.3 million of debt waiver and amendment fees under the Fortress Credit Agreement and Convertible Notes.

Change in fair value of warrant liability and derivatives — Change in fair value of warrant liability and derivatives was a gain of $7.1 million for the year ended December 31, 2022, a change of $3.0 million from a gain of $4.1 million for the year ended December 31, 2021. The fluctuation included changes in fair values of derivative liability and warrants of $7.1 million and $4.1 million for the years ended December 31, 2022 and 2021, respectively.

Gain on extinguishment of debt — For the year ended December 31, 2021, we recorded a gain on extinguishment of debt for a Paycheck Protection Program loan of $2.1 million and the accrued interest of $23 thousand. No such activity occurred during the year ended December 31, 2022.

Other expense, net — Other expense, net was an expense of $4.3 million for the year ended December 31, 2022, a change of $1.0 million from an expense of $3.3 million for the year ended December 31, 2021. The difference was primarily due to foreign currency losses.

Income tax benefit — Income tax benefit was $0.2 million for the year ended December 31, 2022, a minimal change from an income tax benefit of $0.7 million for the year ended December 31, 2021.

Net Loss

We had net loss of $85.4 million for the year ended December 31, 2022, a change of $14.9 million compared to net loss of $70.5 million for the year ended December 31, 2021, due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2022 was a loss of $45.2 million, representing a change of $16.1 million, or 55.3%, from a loss $29.1 million for the year ended December 31, 2021. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2022	2021
Net loss	$(85,382)	$(70,526)

Adjusted for:
Interest expense, net	20,394	12,813
Income tax benefit	(197)	(690)
Depreciation and amortization	4,622	4,294
EBITDA	(60,563)	(54,109)
Share-based compensation expense	21,130	10,577
Change in fair value of warrant liability and derivatives	(7,085)	(7,940)
Restructuring costs	1,279	-
Transaction costs allocated to the warrants	-	3,824
Management Incentive Plan expense related to Business Combination	-	18,513
Adjusted EBITDA	$(45,239)	$(29,135)

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

We had $89.7 million of current assets and $198.7 million of current liabilities at December 31, 2022. During the year ended December 31, 2022, we used $47.2 million in cash flows from operating activities, primarily from the collection of our outstanding accounts receivables. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2023 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We are also actively evaluating the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 101 days and 104 days as of December 31, 2022 and 2021, respectively. The decrease in DSO as of December 31, 2022 is attributable to higher relative collections in the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021. Notwithstanding the DSO of 101 and 104 days as of December 31, 2022 and 2021, respectively, our accounts receivable were $46.6 million and $58.0 million due to high sales volumes in the fourth quarters of each respective year.

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

On December 30, 2020, Legacy Airspan and certain of our subsidiaries, as guarantors, entered into the Fortress Credit Agreement with Fortress. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2021 Fortress Amendment”) to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. As of December 31, 2022, we were not in compliance with all applicable covenants under the Fortress Credit Agreement. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the November 2022 Fortress Credit Amendment to, among other things, effect a limited waiver of certain events under the Fortress Credit Agreement. See Note 12 and Note 13 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on this agreement.

On August 13, 2021, we closed the Business Combination. In connection with the Closing, we issued 7,500,000 shares of Common Stock to the PIPE Investors, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

As of December 31, 2022, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $85.4 million, the majority of which have expected delivery dates during the first six months of 2023.

As of the date of this Annual Report on Form 10-K, we believe our existing cash resources are not sufficient to fund the cash needs of our business for at least the next 12 months.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Years Ended December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(47,164)	$(66,685)
Net cash used in investing activities	(3,096)	(6,033)
Net cash (used in) provided by financing activities	(5,575)	117,222
Net (decrease) increase in cash, cash equivalents and restricted cash	(55,835)	44,504
Cash, cash equivalents and restricted cash, beginning of period	63,122	18,618
Cash, cash equivalents and restricted cash, end of period	$7,287	$63,122

Operating Activities

Net cash used in operating activities was $47.2 million for the year ended December 31, 2022, a decrease of $19.5 million from net cash used in operating activities of $66.7 million for the year ended December 31, 2021. The decrease is a result of $19.8 million more used from working capital, $14.8 million less from results of our operations and a $14.6 million increase in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $3.1 million for the year ended December 31, 2022, a decrease of $2.9 million from $6.0 million for the year ended December 31, 2021 due to lower purchases of property and equipment in 2022.

Financing Activities

Net cash used in financing activities was $5.6 million for the year ended December 31, 2022. This included $5.3 million of repayments under the senior term loan and $0.3 million of payment for taxes withheld on stock awards.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to revenue recognition, goodwill, share-based compensation and the valuation of the convertible notes.

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

Revenue recognition

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

Goodwill

Goodwill is the result of a business combination that occurred in 2018 (See Note 8 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. Our annual assessment date is December 1. For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a combination of a discounted cash flow analysis and the guideline company approach. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies; and (b) the selection of valuation multiples as they apply to the reporting unit characteristics. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

For the annual assessments in 2022 and 2021, we bypassed the optional qualitative impairment assessment (step zero) and performed a quantitative assessment. Based on the results of the quantitative assessment performed, the fair value of the reporting unit exceeded its carrying amount and we believe there is no significant risk that a reporting unit may fail step one of the impairment test.

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

We evaluated the guidance in ASC 815 and concluded the conversion option is not considered indexed to our own stock. As a result, the redemption feature and conversion option were bifurcated from the Convertible Notes and are separately measured at fair value at each reporting period within accrued expenses and other current liabilities in the consolidated balance sheets with changes in their respective fair values recognized in other expense, net within the consolidated statements of operations.

We utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at issuance date and as of the December 30, 2022 and 2021 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include: stock price, conversion strike price, volatility, dividend yield, risk free rate, debt discount rate, coupon interest rate, face amount and the probability of fundamental change.

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

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

A discussion of changes in our results of operations from fiscal 2021 to fiscal 2020 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 8, 2022, which is available free of charge on the SECs website at www.sec.gov and at www.airspan.com, by clicking “Investor Relations” located at the bottom of the page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Airspan Networks Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Airspan Networks Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company was in default of certain debt covenants of its senior term loan agreement. As a result, the Company’s current liabilities exceed the Company’s current assets by approximately $109 million as of December 31, 2022. The Company’s business plan for 2023 requires a refinancing or waiver of the covenant requirements under the senior term loan in order to satisfy this obligation. The Company’s ability to achieve the foregoing elements of its business, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain and raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fort Lauderdale, Florida

March 16, 2023

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,253	$62,937
Restricted cash	34	185
Accounts receivable, net of allowance of $647 and $309 at December 31, 2022 and 2021, respectively	46,565	57,980
Inventory	18,556	17,217
Prepaid expenses and other current assets	17,289	18,833
Total current assets	89,697	157,152
Property, plant and equipment, net	7,351	7,741
Goodwill	13,641	13,641
Intangible assets, net	5,302	6,438
Right-of-use assets, net	5,697	6,585
Other non-current assets	3,407	3,942
Total assets	$125,095	$195,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,173	$29,709
Accrued expenses and other current liabilities	32,243	26,967
Deferred revenue	2,892	2,902
Senior term loan, current portion	40,529	3,187
Subordinated debt	11,119	10,577
Subordinated term loan - related party	41,528	-
Convertible debt	43,928	-
Current portion of long-term debt	259	275
Total current liabilities	198,671	73,617
Subordinated term loan - related party	-	37,991
Senior term loan	-	37,876
Convertible debt	-	41,343
Other long-term liabilities	7,223	20,924
Total liabilities	205,894	211,751

Commitments and contingencies (Note 16)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 74,283,026 and 72,335,952 shares issued and outstanding at December 31, 2022 and 2021, respectively	7	7
Additional paid-in capital	770,427	749,592
Accumulated deficit	(851,233)	(765,851)
Total stockholders’ deficit	(80,799)	(16,252)
Total liabilities and stockholders’ deficit	$125,095	$195,499

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

	Year Ended December 31,
	2022	2021
Revenues:
Products and software licenses	$148,922	$151,172
Maintenance, warranty and services	18,337	26,111
Total revenues	167,259	177,283

Cost of revenues:
Products and software licenses	95,335	95,442
Maintenance, warranty and services	5,484	3,870
Total cost of revenues	100,819	99,312

Gross profit	66,440	77,971

Operating expenses:
Research and development	61,377	63,350
Sales and marketing	30,587	33,839
General and administrative	40,070	40,878
Amortization of intangibles	1,136	1,191
Restructuring costs	1,279	-
Total operating expenses	134,449	139,258

Loss from operations	(68,009)	(61,287)

Interest expense, net	(20,394)	(12,813)
Change in fair value of warrant liability and derivatives, net	7,085	4,116
Gain on extinguishment of debt	-	2,096
Other expense, net	(4,261)	(3,328)

Loss before income taxes	(85,579)	(71,216)

Income tax benefit	197	690

Net loss	$(85,382)	$(70,526)

Loss per share - basic and diluted	$(1.17)	$(1.09)
Weighted average shares outstanding - basic and diluted	72,782,773	64,509,718

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ deficit

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	59,710,047	$6	$674,906	$(695,325)	$(20,413)
Net loss	-	-	-	(70,526)	(70,526)
Issuance of Series H preferred stock and warrants, net of issuance costs	-	-	647	-	647
Exercise of common stock options	327,954	-	1,074	-	1,074
Extinguishment of pre-combination warrant liability in connection with the Reverse Recapitalization	-	-	10,291	-	10,291
Business Combination and PIPE financing, net of redemptions and equity issuance costs of $27.0 million	12,297,951	1	52,097	-	52,098
Share-based compensation expense	-	-	10,577	-	10,577
Balance at December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(85,382)	(85,382)
Issuance of restricted shares, net of shares withheld for taxes	1,947,074	-	(295)	-	(295)
Share-based compensation expense	-	-	21,130	-	21,130
Balance at December 31, 2022	74,283,026	$7	$770,427	$(851,233)	$(80,799)

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(85,382)	$(70,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,622	4,294
Foreign exchange gain on long-term debt	(16)	(14)
Gain on extinguishment of debt	-	(2,096)
Change in fair value of warrants and derivatives	(7,085)	(7,940)
Non-cash debt waiver and amendment fees	3,321	-
Share-based compensation expense	21,130	10,577
Loss on disposal of property, plant and equipment	-	22
Bad debt expense	638	289
Total adjustments	22,610	5,132

Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,777	12,352
(Increase) decrease in inventory	(1,339)	(5,198)
Decrease in prepaid expenses and other current assets	1,544	(6,547)
Increase in other operating assets	535	(105)
(Decrease) increase in accounts payable	(3,536)	(10,790)
Increase in deferred revenue	(10)	(4,619)
Increase in accrued expenses and other current liabilities	2,418	4,429
Increase in other long-term liabilities	(5,728)	616
Increase in accrued interest on long-term debt	10,947	8,571
Net cash used in operating activities	(47,164)	(66,685)

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,096)	(6,033)
Net cash used in investing activities	(3,096)	(6,033)

Cash flows from financing activities:
Repayments under senior term loan	(5,280)	-
Payment for taxes withheld on stock awards	(295)	-
Proceeds from the Business Combination, issuance of convertible debt and PIPE financing, net of issuance costs paid	-	115,501
Proceeds from the exercise of stock options	-	1,074
Proceeds from the sale of Series H stock, net	-	505
Proceeds from the issuance of Series H warrants	-	142
Net cash (used in) provided by financing activities	(5,575)	117,222

Net (decrease) increase in cash, cash equivalents and restricted cash	(55,835)	44,504

Cash, cash equivalents and restricted cash, beginning of year	63,122	18,618

Cash, cash equivalents and restricted cash, end of year	$7,287	$63,122

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$(6,091)	$(12,809)
Cash paid for income taxes, net of cash received from R&D tax credit refunds	$-	$(73)
Cash received from R&D tax credit refunds, net of cash paid for income taxes	$509	$-
Operating cash flows from operating leases	$(2,830)	$(3,006)
Lease liability obtained in exchange for obtaining right-of-use assets	$1,494	$796

Supplemental disclosure of non-cash financing activities:
Reclassification of redeemable convertible preferred stock warrants to additional paid-in capital	$-	$10,291
Non-cash net liabilities assumed from business combination	$-	$38

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO Consolidated FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION

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

The Company accounted for its investment in Dense Air Ltd. (“Dense Air”) and Dense Air Networks L.P. as an equity method investment. As of March 7, 2022, Dense Air ceased to be a related party. (See Note 24).

Liquidity

The Company has historically incurred losses from operations. In the past, these losses have been financed through cash on hand, or capital raising activities, including borrowings or the sale of newly issued shares.

The Company had $89.7 million of current assets and $198.7 million of current liabilities at December 31, 2022. During the year ended December 31, 2022, the Company used $47.2 million in cash flow from operating activities. The Company is investing heavily in 5G research and development, and the Company expects to continue to use cash from operations through the year ended December 31, 2023. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 12 and 13) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

Going concern

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. We will need to secure additional funding to meet our operations on a timely basis, to satisfy our debt covenants and, ultimately, to attain profitable operations.

In addition, as discussed in Notes 12 and 13 to the consolidated financial statements, the Company’s senior term loan and Convertible Notes require certain financial covenants to be met. The Company was not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the December 31, 2022 quarterly measurement date, and we were not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, each of which is an event of default under those agreements.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such existing covenant breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 11) and subordinated debt (see Note 10) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at December 31, 2022.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	focusing the Company’s efforts to improve days sales outstanding to provide additional liquidity: and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that the new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Global Economic Conditions

The Company has experienced supply chain disruptions and inflationary impacts across our businesses, driven by the impact of the COVID-19 pandemic, the war in Ukraine and resulting economic sanctions, and general macroeconomic factors. These factors have increased our operating costs. While the Company is taking actions to respond to the supply chain disruptions, inflationary environment, and global demand dynamics, we may not be able to enact these measures in a timely manner, or the measures may not be sufficient to offset the increase in costs, which could have a material adverse impact on our results of operations.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$7,253	$62,937
Restricted cash	34	185
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,287	$63,122

Restricted cash consists of cash on deposit and cash pledged as collateral to secure the guarantees described in Note 12. The cash on deposit balance reflects the remaining balance available of the senior term loan (see Note 12) that is solely for the purpose of financing the manufacture of products for a specific customer’s network. Restricted cash balances were as follows (in thousands):

	December 31,
	2022	2021
Customer and supplier guarantees	$34	$175
Landlord guarantees	-	10
Total	$34	$185

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

Goodwill

Goodwill is the result of a business combination that occurred in 2018 (See Note 8). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. The Company’s annual assessment date is December 1. For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a combination of a discounted cash flow analysis and the guideline company approach. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of the Company’s reporting units rely on: (a) the selection of similar companies; and (b) the selection of valuation multiples as they apply to the reporting unit characteristics. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

For the annual assessments in 2022, the Company bypassed the optional qualitative impairment assessment (step zero) and performed a quantitative assessment. Based on the results of the quantitative assessment performed, the fair value of the reporting unit exceeded its carrying amount.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected undiscounted future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected undiscounted future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment was recorded during the years ended December 31, 2022 and 2021.

Other non-current assets

Other non-current assets represent the value of funded employee severance benefit accounts and deposits issued to landlords. Eighteen employees are entitled to one month of the employee’s current salary, multiplied by the number of years of employment. The Company accrues a liability for this obligation and funds an employee severance benefit account monthly. The value of these funds is recorded in other non-current assets in the Company’s consolidated balance sheets and the liability is recorded in other long-term liabilities. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn by the employee only upon the fulfilment of the obligation pursuant to labor law or agreements.

Right-of-use assets and lease liabilities

The Company has both cancelable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records leases in accordance with ASC 842, Leases, (“ASC 842”). The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and are expensed on a straight-line basis over the lease term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. (See Note 16 for further details on the right-of-use assets and lease liabilities.)

Convertible Notes

Concurrent with the Business Combination, the Company issued convertible notes. Refer to Notes 3 and 13 for further discussion on the convertible notes. The convertible notes are accounted for as a liability under the traditional convertible debt model and measured at amortized cost under Accounting Standard Codification (“ASC”) 470-20.

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

Revenue from professional service contracts primarily relates to other consulting arrangements performed by the Company for its customers. Revenue from professional service contracts provided on a time and materials basis are recognized when the Company has the right to invoice under the practical expedient as amounts correspond directly with the value of the services rendered to date.

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

Costs to Obtain or Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel and sales agent commissions that are incremental to obtaining customer contracts, for which the related revenue is recognized over a future period. These costs are incurred on initial sales of product, maintenance and professional services and maintenance and support contract renewals. The Company defers these costs and amortizes them over the period of benefit, which the Company generally considers to be the contract term or length of the longest delivery period as contract capitalization costs in the consolidated balance sheets. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period as commissions paid on renewals are commensurate with commissions paid on initial sales transactions. Costs to obtain contracts and capitalized costs to fulfill contracts were not significant for the years ended December 31, 2022 and 2021. Costs to obtain a contract for development and engineering service contracts are expensed as incurred in accordance with the practical expedient as the contractual period of these contracts are generally one year or less.

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

The Company recorded foreign currency losses of $3.9 million and $3.0 million during the years ended December 31, 2022 and 2021, respectively, in other expense, net.

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

In addition, the Company maintains various bank accounts in various foreign countries, which are not insured. The Company has not incurred any losses on these uninsured foreign bank accounts, and management believes it is not exposed to any significant credit risk regarding these accounts. Cash and restricted cash balances were as follows (in thousands):

	December 31,
	2022	2021
Cash in U.S. dollars in U.S. banks	$3,803	$58,755
Cash in foreign banks and foreign currency	3,483	4,359
Petty cash	1	8
Total	$7,287	$63,122

The Company’s accounts receivable are derived from sales of its products, and approximately 61% and 72% of product sales were to non-U.S. customers for the years ended December 31, 2022 and 2021, respectively. Three customers accounted for $25.0 million or 54% of the net accounts receivable balance at December 31, 2022 and three customers accounted for $39.8 million or 69% of the net accounts receivable balance at December 31, 2021. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 61% and 63% of revenue in 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company had three customers each year whose revenue was greater than 10% of the year’s total.

The Company received 87% and 93% of goods for resale from five suppliers in 2022 and 2021, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

Share-based compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of operations on a straight-line basis over the requisite service periods, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see Note 18). The Company uses authorized and unissued shares to meet share issuance requirements.

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

The Company recognizes accrued interest related to unrecognized tax benefits, if any in interest expense and penalties in operating expenses. As of December 31, 2022 and 2021, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy (see Note 15).

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

Advertising expense

Advertising is expensed as incurred. Advertising expense is included in sales and marketing in the consolidated statements of operations and amounted to $0.7 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. The new standard was adopted by the Company on January 1, 2022, and it did not have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. The new standard was adopted by the Company on January 1, 2022, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new standard must be adopted by the Company no later than December 1, 2024, with early adoption permitted. The potential adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with current-year presentation, specifically in Note 4 in the revenue by category table. These reclassifications had no effect on the Company’s net loss or cash flows from operations.

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

At Closing, each Convertible Note, together with all accrued but unpaid interest, was convertible, in whole or in part, at the option of the holder, at any time prior to the payment in full of the principal amount (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share (see Note 13).

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

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Year Ended December 31,
	2022	2021
Products sales	$142,844	$148,160
Non-recurring engineering (“NRE”)	4,944	12,527
Product maintenance contracts	9,418	8,127
Professional service contracts	3,975	5,457
Software licenses	5,184	1,758
Other	894	1,254
Total revenues	$167,259	$177,283

Revenue recognized at a point in time for NRE services amounted to $2.4 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. Revenue recognized over time for NRE services using a cost-based input method amounted to $2.5 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of December 31, 2022 and 2021 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2021	$7,673	2,902
Balance as of December 31, 2022	9,001	2,892
Change	$1,328	$(10)

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2022 and 2021, deferred revenue (both current and noncurrent) of $2.9 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $2.8 million and $2.5 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the years ended December 31, 2022 and 2021, include the following (in thousands):

	Year Ended December 31,
	2022	2021
Amounts included in the beginning of year contract liability balance	$2,383	$6,143

5.	INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Purchased parts and materials	$1,396	$5,006
Work in progress	287	401
Finished goods and consumables	16,873	11,810
Total Inventory net	$18,556	$17,217

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Plant, machinery and equipment	$34,482	$34,149
Furniture and fixtures	774	708
Leasehold improvements	2,712	2,676
	37,968	37,533
Accumulated depreciation	(30,617)	(29,792)
Total Property, plant and equipment, net	$7,351	$7,741

Depreciation expense totalled approximately $3.6 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively.

7.	RESTRUCTURING ACTIVITIES

In June 2022, as part of a strategic review of our operations, the Company announced a cost reduction and restructuring program (the “2022 restructuring program”). The 2022 restructuring program was primarily comprised of entering into severance and termination agreements with employees. Formal announcements to the relevant employees were made in June and July 2022 and activities were ongoing throughout the third and fourth quarter of 2022. All restructuring activities had been completed by December 31, 2022.

Restructuring costs are presented separately on the consolidated statements of operations.

The following table presents the restructuring costs recognized by the Company under the 2022 restructuring program during both twelve months ended December 31, 2022. The Company did not incur any costs under the 2022 restructuring program during the twelve months ended December 31, 2021.

2022
Severance costs	$1,262
Other	17
Total restructuring costs	$1,279

The following table represents the restructuring liabilities, which are presented within other accrued expenses in the consolidated balance sheet:

2022
Balance, December 31, 2021	$-
Current period charges	1,279
Payments	(1,048)
Balance, December 31, 2022	$231

8.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company has goodwill of $13.6 million resulting from its acquisition of Mimosa Networks, Inc. (“Mimosa”) in November 2018.

Intangible assets, net consists of the following (in thousands):

	Weighted	December 31, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,189)	$4,621
Customer relationships	6	2,130	(1,449)	681
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,538)	$5,302

	Weighted	December 31, 2021
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(2,408)	$5,402
Customer relationships	6	2,130	(1,094)	1,036
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(4,402)	$6,438

The Company’s intangible assets include internally developed technology, customer relationships, trademarks and non-compete agreements. Amortization expense related to the Company’s intangible assets amounted to $1.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

Estimated amortization expense for the next five years and thereafter related to the Company’s intangible assets is as follows (in thousands):

2023	$1,136
2024	1,107
2025	781
2026	781
2027	781
Thereafter	716
Total	$5,302

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and related benefits and taxes	$8,312	$7,258
Fair value of embedded derivatives related to Convertible Debt	5,353	-
Royalties	3,610	2,870
Loan success fee related to Convertible Debt	2,858	-
Agent and sales commissions	1,224	2,833
Right-of-use lease liability, current portion	2,923	2,599
Tax liabilities	1,301	1,611
Product warranty liabilities	1,478	1,285
Product marketing	376	752
Manufacturing subcontractor costs	1,787	2,165
Legal and professional services	1,282	2,275
Other	1,739	3,319
Total accrued expenses and other current liabilities	$32,243	$26,967

Warranty Liabilities

Information regarding the changes in the Company’s product warranty liabilities for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	December 31,
	2022	2021
Balance, beginning of period	$1,285	$1,019
Accruals	1,600	957
Settlements	(1,407)	(691)
Balance, end of period	$1,478	$1,285

10.	SUBORDINATED DEBT

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

The Company had subordinated debt outstanding of $9.0 million, plus $2.1 million and $1.6 million of accrued interest as of December 31, 2022 and 2021, respectively.

See Notes 12 and 13 for a discussion of financial covenant breaches under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes which have caused the subordinated debt to be classified as a current liability.

11.	SUBORDINATED TERM LOAN – RELATED PARTY

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

The Company had subordinated term loan – related party outstanding of $30.0 million, plus $11.5 million and $8.0 million of accrued interest as of December 31, 2022 and 2021, respectively.

See Notes 12 and 13 for a discussion of financial covenant breaches under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes which have caused the subordinated debt to be classified as a current liability.

12.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa, Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and DBFIP ANI LLC (“Fortress”) became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility and a credit agreement with Fortress (the “Fortress Credit Agreement”) with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 13) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the November 2022 Fortress Credit Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement.

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

The Fortress Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investment, as defined in the Fortress Credit Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Credit Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). Pursuant to the March 2022 Fortress Credit Amendment, the financial covenants included in the Fortress Credit Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. As of December 31, 2022, the Company was not in compliance with all applicable covenants under the Fortress Credit Agreement.

The Company was not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the December 31, 2022 quarterly measurement date, and the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, each of which is an event of default under those agreements.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such existing covenant breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 11) and subordinated debt (see Note 10) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at December 31, 2022.

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

With respect to Tranche 2, the relevant applicable rate is five percent (5.00%) as of December 31, 2022 and is payable monthly as interest paid in kind.

The Company’s senior term loan balance was $44.1 million and $46.8 million, inclusive of accrued interest of $5.0 million and $2.5 million, as of December 31, 2022 and 2021, respectively. Deferred financing fees of $3.6 million and $5.9 million are reflected as reductions of the outstanding senior term loan balance as of December 31, 2022 and 2021, respectively.

13.	CONVERTIBLE DEBT

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

On March 29, 2022, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “March 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement.

Prior to the March 2022 Fortress Convertible Note Agreement Amendment, the Convertible Notes, together with all accrued but unpaid interest thereon, were convertible, in whole or in part, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share. Pursuant to the March 2022 Fortress Convertible Note Agreement Amendment, the conversion price with respect to the Convertible Notes was decreased to $8.00 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is also subject to a broad-based weighted average anti-dilution adjustment in the event the Company issues, or is deemed to have issued, shares of Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect. In addition, pursuant to the March 2022 Fortress Convertible Note Agreement Amendment, if, during the period commencing on and including the date of the March 2022 Fortress Convertible Note Agreement Amendment and ending on and including the 15-month anniversary of the date of the March 2022 Fortress Convertible Note Agreement Amendment, there is no 30 consecutive trading day-period during which the average of the daily volume weighted average price of the Common Stock (“Daily VWAP”) for such 30 consecutive trading day-period (after excluding the three highest and the three lowest Daily VWAPs during such period) equals or exceeds $10.00 (as adjusted for stock splits, stock combinations, dividends, distributions, reorganizations, recapitalizations and the like), the conversion price with respect to the Convertible Notes will be reduced to the amount that such conversion price would otherwise have been had the conversion price with respect to the Convertible Notes been $6.00 on the date of the March 2022 Fortress Convertible Note Agreement Amendment.

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

August 13, 2021
Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of December 31 2022, the Company had convertible debt outstanding as shown below (in thousands):

December 31, 2022
Convertible Notes	$41,887
Accrued interest(a)	2,898
Subtotal	44,785
Loan discount costs	(857)
Total Convertible Notes	$43,928

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

On March 29, 2022, we and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into the March 2022 Fortress Convertible Note Agreement Amendment and the Amendment to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, the conversion price of the Convertible Notes and the optional redemption provisions of the Convertible Notes. On November 14, 2022, we and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into the November 2022 Fortress Convertible Note Agreement amendment to, among other things, effect a waiver of certain events of default under the Fortress Convertible Note Agreement. As of December 31, 2022, the Company was not in compliance with all applicable covenants under the Fortress Convertible Note Agreement.

The Company was not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the December 31, 2022 quarterly measurement date, and the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, each of which is an event of default under those agreements.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such existing covenant breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 11) and subordinated debt (see Note 10) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at December 31, 2022.

14.	LONG-TERM DEBT

As of December 31, 2022 and 2021, long-term debt consists of (in thousands):

	December 31,
	2022	2021
Finnish Funding Agency for Technology and Innovation (“Tekes”)	$413	$431
Less current portion – product development loans	(259)	(275)
Less accrued interest on product development loans – current	(154)	(156)
Total long-term debt	$-	$-

At both December 31, 2022 and 2021, there were two capital product development loans amounting to $0.3 million with Tekes, the main public funding organization for research and development in Finland.

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

The Company has classified its debt as current. (See Note 1 Business, Going Concern). The table below sets forth the contractual maturities of the Company’s debt for each of the five years subsequent to December 31, 2022 and thereafter (in thousands):

	Senior Term Loan	Subordinated Debt	Subordinated Term Loan	Long-Term Debt	Convertible Debt	Total
2023	$5,280	$11,119	$-	$259	$-	$16,658
2024	38,855	-	-	-	43,928	82,783
2025	-	-	41,528	-	-	41,528
2026	-	-	-	-	-	-
2027	-	-	-	-	-	-
Thereafter	-	-	-	-	-	-
	$44,135	$11,119	$41,528	$259	$43,928	$140,969
Unamortized debt issuance costs	(1,266)	-	-	-	-	(1,266)
Unamortized purchase discount	(2,340)	-	-	-	-	(2,340)
Total Debt	$40,529	$11,119	$41,528	$259	$43,928	$137,363

15.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the years ended December 31, 2022 and 2021. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

	Level in	December 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$7,253	$7,253	$62,937	$62,937
Restricted cash	1	34	34	185	185
Cash and investment in severance benefit accounts	1	3,161	3,161	3,687	3,687

Liabilities:
Subordinated term loan(a)	2	41,528	25,503	37,991	28,376
Subordinated debt(a)	2	11,119	7,386	10,577	7,674
Senior term loan(a)	2	40,529	36,680	41,063	43,276
Convertible debt	2	43,928	48,249	41,343	44,494
Long-term debt	2	-	-	-	-
Public Warrants	1	345	345	8,510	8,510
Warrants(b)	3	36	36	1,317	1,317

(a)	As of December 31, 2022 and 2021, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the senior term loan, subordinated term loan and subordinated debt were 23.00%, 27.18% and 28.78%, respectively, as of December 31, 2022. The implied yields of the senior term loan, subordinated term loan and subordinated debt were 13.8%, 17.16% and 16.83%, respectively, as of December 31, 2021.
(b)	As of December 31, 2022 and 2021, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants were as follows as of December 31, 2022:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$1.31	$1.31
Exercise price	$12.50 - $17.50	$11.50
Risk free rate	4.64%	4.02%
Expected volatility	101.10%	58.50%
Dividend yield	0.00%	0.00%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at issuance date and as of the December 31, 2022 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	December 31, 2022	Issuance Date
Assumptions:
Stock price	$1.31	$9.75
Conversion strike price	$8.00	$12.50
Volatility	94.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	4.32%	0.51%
Debt discount rate	15.10%	12.80%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	50,000	50,000
Contingent put inputs and assumptions:
Probability of fundamental change	33.00%	25.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative	Call and contingent put derivative
Beginning balance, December 31, 2021	$1,317	$1,343	$1,651
Change in fair value	(1,281)	1,709	650
Ending balance, December 31, 2022	$36	$3,052	$2,301

16.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $85.4 million at December 31, 2022, the majority of which have expected delivery dates during the next six months.

Certain officers of the Company have change in control payments that they would be entitled to receive in the event of a change in control.

The Company’s operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate equal to the average interest rate of the Company’s existing debt facilities. The Company’s office leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of our leases include one or more options to renew the lease term at our sole discretion. The Company has included in the calculation of the Company’s lease liability or right-of-use lease assets options to renew that are reasonably certain of exercise.

The presentation of right-of-use assets and lease liabilities in the Company’s consolidated balance sheets is as follows (in thousands):

		December 31,
Leases	Classification	2022	2021
Assets
Operating lease assets	Right-of-use lease asset, net(1)	$5,697	$6,585
Total leased assets		$5,697	$6,585

Liabilities
Current
Operating	Other accrued expenses	$2,923	$2,599
Noncurrent
Operating	Other long-term liabilities	3,063	4,160
Total lease liabilities		$5,986	$6,759

(1)	Operating right of-use lease assets are recorded net of accumulated amortization of $6.4 million and $5.2 million as of December 31, 2022 and 2021, respectively.

The Company has classified the lease components as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2022	2021
Operating lease cost	General and administrative	$2,830	$3,007
Amortization of right of use assets	General and administrative	2,557	2,450
Interest on lease liabilities	General and administrative	388	500
Total lease cost		$5,775	$5,957

Short-term lease costs amounted to $0.2 million for both years ended December 31, 2022 and 2021 and is included in general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments for assets under non-cancellable operating lease agreements with original terms of more than one year as of December 31, 2022 are as follows (in thousands):

2023	$2,930
2024	2,901
2025	579
2026	15
2027	-
Thereafter	-
Total lease payments	6,425
Less: Interest	(439)
Present value of lease liabilities	$5,986

The weighted average remaining lease term at December 31, 2022 is as follows:

Weighted Average Remaining Lease Term (Years)	December 31, 2022
Operating leases	2.2 years

Weighted Average Discount Rate
Operating leases	6.95%

The Company had bank guarantees with its landlords and customers totalling $0.6 million as of both December 31, 2022 and 2021. The guarantees secure payment or performance obligations of the Company under contracts. At December 31, 2022, the Company had pledged cash to the banks as collateral for guarantees aggregating $0.1 million, which is substantially all recorded as other non-current assets.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland (See Note 13), for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Finland Oy. These uncollateralized loans totalled $0.4 million at December 31, 2022, which includes $0.1 million of accrued interest.

Contingencies and Legal Proceedings

From time to time, the Company receives and reviews correspondence from third parties with respect to licensing their patents and other intellectual property in connection with the sale of the Company’s products. Disputes may arise with such third parties if an agreement cannot be reached regarding the licensing of such patents or intellectual property.

On October 14, 2019, Barkan Wireless IP Holdings, L.P. (“Barkan”) filed a suit against Sprint Corporation and related entities (“Sprint”) in the United States District Court for the Eastern District of Texas alleging patent infringement based in part on two of the Company’s products, Airave 4 and Magic Box Gold. See Barkan Wireless IP Holdings, L.P. v. Sprint Corporation et al, Case No. 2:19-cv-00336-JRG (E.D. Tex.). On March 26, 2021, after a settlement between Barkan and Sprint, the court granted an agreed motion to dismiss and the case was closed. Sprint had demanded that the Company indemnify Sprint $3,870,000 for a portion of the amounts Sprint paid to defend and settle the case. On April 27, 2021, Sprint gave notice that it intends to set-off amounts it owes the Company until Sprint’s indemnity demand is satisfied. The Company disputes Sprint’s indemnity demand and, on March 15, 2022, filed a complaint for breach of contract in the United States District Court for the District of Kansas. See Airspan Networks, Inc. v. Sprint/United Management Company, Case No. 2:22-cv-02104-JAR-ADM (D. Kan.). That complaint was subsequently voluntarily dismissed by the Company and the underlying breach of contract claim is now a counterclaim in the matter captioned Sprint Communications Company, L.P et al. vs. Casa Systems, Inc. et al., No. 22CV02327 Div.7 pending in the District Court of Johnson County Kansas. On January 3, 2023, the parties settled this matter. The Company had previously provided for a reserve for an estimated amount of exposure related to this matter in a prior year. The settlement resulted in an additional $0.6 million legal settlement which was recognized in general and administrative expenses in the consolidated statements of operations for the year ending December 31, 2022.

Except as set forth above, the Company is not currently subject to any other material legal proceedings. The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of its business. While the results of such claims and litigation cannot be predicted with certainty, the Company currently believes that it is not a party to any litigation the final outcome of which is likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.	COMMON STOCK AND WARRANTS

Common Stock

As of December 31, 2022, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of December 31, 2022, there were 74,283,026 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors, payable either in cash, in property or in shares of capital stock. As of December 31, 2022, the Company had not declared any dividends.

At December 31, 2022, the Company had reserved shares of Common Stock for future issuance as follows:

Plans	Number of Shares
Warrants	21,145,000
Options and RSUs under employee stock plans	12,079,924
Future grants	2,742,509
Convertible Notes	4,680,500
Total Common Stock reserved for future issuance	40,647,933

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

The Series D Warrants expired and the Series D-1 Warrants and Series H warrants were converted as part of the Closing of the Business Combination (Note 3) and ceased to exist after the Business Combination. As a result, no Legacy Airspan warrants were issued and outstanding as of December 31, 2022.

Common Stock Warrants

As of December 31, 2022, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

Post-Combination Warrants

As of December 31, 2022, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of December 31, 2022, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, as further described below, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant. On January 4, 2023, the NYSE American provided a written notice to the Company that it had halted trading in the Company’s warrants, ticker symbol MIMO WSC (the “C Warrants”), on the NYSE American due to the low trading price of the Warrants. On January 20, 2023, the NYSE American Filed a Form 25 delisting the C Warrants due to the low trading price of the C Warrants.

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

18.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. There are 6,007,718 shares of Common Stock authorized for issuance under the 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of December 31, 2022, there were 14,822,433 shares of Common Stock reserved under the Plans.

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

The following table summarizes the number of authorized, unissued shares of Common Stock, under the Plans, as of December 31, 2022:

Plans	Number of Shares
Total awards available to be issued	2,742,509
Total awards outstanding	12,079,924
Total Common Stock reserved for future issuance under employee stock plans	14,822,433

The following table summarizes share-based compensation expense for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Research and development	$3,554	$1,812
Sales and marketing	3,491	1,925
General and administrative	13,842	6,759
Cost of sales	243	81
Total share-based compensation	$21,130	$10,577

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

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted-average grant date price of our common stock (per share)	$2.21	$3.99
Risk-free interest rate	4%	1.19%
Expected volatility	76%	33.0%
Expected term (in years)	5	5
Expected dividend yield	-%	-%

The following table sets forth the activity for all stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2021	5,489,492	$4.23	6.05	$2.27
Granted	2,686,337	2.81		2.21
Forfeited	(65,634)	4.50		2.52
Expired	(298,017)	5.26		2.82
Outstanding, December 31, 2022(a)	7,812,178	$3.70	6.56	$2.23
Exercisable, December 31, 2022(b)	4,525,905	$4.03	4.84	$2.13

(a)	There was no aggregate intrinsic value of all stock options outstanding as of December 31, 2022.
(b)	There was no aggregate intrinsic value of all vested/exercisable stock options as of December 31, 2022.

As of December 31, 2022, there was $4.5 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.92 years.

Restricted Stock Awards

The following table sets forth the activity for all RSAs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	351,831	$9.63
Vested	(345,471)	9.75
Cancelled	(6,360)	9.63
Outstanding (nonvested), December 31, 2022	-	$-

As of December 31, 2022, there was no unrecognized compensation expense related to RSAs to be recognized.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per share. The RSUs granted in connection with the MIP vest one year after the date of the grant, however, most RSU’s vest over three years.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2021	2,962,884	$8.60
Granted	3,635,878	2.92
Released	(2,108,735)	9.17
Forfeited	(222,281)	6.50
Outstanding (nonvested), December 31, 2022	4,267,746	$3.58

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the years ended December 31, 2022 and 2021. As of December 31, 2022, there was $11.6 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 2.22 years.

19.	DEFINED CONTRIBUTION PLANS EXPENSE

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of approximately $5.2 million and $5.5 million for the years ended December 31, 2022 and 2021, respectively. Employer contributions are accrued as earned by the employees.

20.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(85,382)	$(70,526)

Denominator – basic and diluted:
Weighted average common shares outstanding	72,782,773	64,509,718

Net loss per share – basic and diluted	$(1.17)	$(1.09)

The following table sets forth the amounts excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

	December 31,
	2022	2021
Stock options outstanding(a)	7,812,178	5,489,492
Non-vested RSUs and RSAs	4,267,746	3,314,715
Warrants(b)	-	-
Convertible Notes(b)	-	-

(a)	If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these Common Stock equivalents using the treasury stock method for stock options.
(b)	The Convertible Notes and Warrants referred to in Notes 13 and 17, respectively, were also excluded on an as converted basis because their effect would have been anti-dilutive.

21.	INCOME TAXES

The Company is subject to federal and various state income taxes in the U.S. as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations. The Company is no longer subject to U.S. federal tax examinations for years through 2018, nor to corporate tax examination for years through 2018 in the U.K. In addition, the statute of limitations for years through 2016 in Israel has expired.

The income tax credit of $0.2 million in the year ended December 31, 2022 is comprised primarily of a $1.0 million claim of U.K. tax credits for 2021 and 2022 under the Research and Development Expenditure Credit (“RDEC”) regime, offset by an income tax charge of $0.3 million mainly incurred in Japan and a tax charge of $0.5 incurred in India due to Indian transfer pricing controls. The income tax credit of $0.7 million in the year ended December 31, 2021 is comprised primarily of a $1.5 million claim of U.K. tax credits for 2020 and 2021 under the Research and Development Expenditure Credit (“RDEC”) regime, offset by an income tax charge of $0.4 million mainly incurred in Japan, a tax charge of $0.3 incurred in India due to Indian transfer pricing controls and a $0.1 million charge related to various foreign jurisdictions.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current tax provision:
Federal	$-	$-
State	-	1
Foreign	(197)	(691)
Total current	(197)	(690)

Deferred tax provision:
Federal	-	-
State	-	-
Total deferred	-	-
Total income tax benefit	$(197)	$(690)

The loss before tax was $85.6 million and $71.2 million which includes $24.0 million and $30.7 million loss before tax attributable to domestic U.S. operations for the years ended December 31, 2022 and 2021, respectively. The Company did not record a material income tax benefit for the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception.

At December 31, 2022, the Company had the following net operating loss (“NOL”) carry-forwards (gross, in thousands):

Country	NOL Carryforwards	Expiry Terms
U.K.	$272,875	Does not expire
U.S.	228,737	Expires in up to 15 years
U.S.	29,512	Does not expire
Australia	5,225	Does not expire
Israel	316,367	Does not expire
Finland	105	Expires in up to 6 years
Other	917	Expires in up to 4 years

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2022	2021
Net operating loss carryforwards	$180,491	$154,210
Fixed assets	2,714	2,037
R&D amortization	7,928	6,613
Accruals and reserves	17,585	10,813
R&D and other credits	4,493	4,267
Share-based compensation	8,143	2,645
Total deferred tax assets	221,354	180,585
Intangible assets	(1,049)	(1,145)
Total deferred tax liabilities	(1,049)	(1,145)
Valuation allowance	(220,305)	(179,440)
Total deferred tax assets, net	$-	$-

The Company recorded a change in valuation allowance amounting to $40.9 million and $11.8 million for the years ended December 31, 2022 and 2021, respectively.

The following is a reconciliation of income taxes, calculated at the effective U.S. federal income tax rate, to the income tax benefit (expense) included in the accompanying consolidated statements of operations for each of the years (in thousands):

	Years Ended December 31,
	2022	2021
Expected income tax benefit at U.S. rates	$17,971	$14,713
Difference between U.S. rate and rates applicable to subsidiaries in other jurisdictions	315	238
Expenditures not deductible for tax purposes	(118)	(198)
Non-deductible officer compensation	-	(1,656)
Tax rate changes outside the U.S.	17,594	-
Fair market value changes	1,701	1,590
Expiry of foreign taxable losses	1,643	(4,493)
Other	744	599
Valuation allowance on tax benefits	(40,869)	(11,817)
UK R&D tax credits	1,216	1,714
Income tax benefit	$197	$690

Utilization of the U.S. net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2022, the Company has not completed a 2022 Section 382 study to assess whether a change of ownership has occurred in connection with certain of its U.S. net operating losses and credit carryforwards

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided as it is considered more likely than not that such assets will not be realized. The valuation allowance includes a reduction in deferred tax assets through tax rate reductions in non-US jurisdictions. Through December 31, 2022, the Company has historically concluded that a full valuation allowance is required to offset the net deferred tax assets.

22.	GEOGRAPHICAL INFORMATION

As a developer and supplier of broadband wireless products and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. Revenues are attributed to countries based on the destination of the products and services supplied.

An analysis of revenue by geographical market is given below (in thousands):

	Years Ended December 31,
	2022	2021
United States	$65,778	$50,298
Other North America and Canada	7,135	920
Total North America	72,913	51,218
India	27,883	38,822
Japan	43,904	61,757
Other Asia	1,450	3,841
Total Asia	73,237	104,420
Europe	11,650	5,749
Africa and the Middle East	6,370	8,607
Latin America and the Caribbean	3,089	7,289
Total revenue	$167,259	$177,283

An analysis of the loss before income tax and the net loss by U.S. and foreign operations is below (in thousands):

	Years Ended December 31,
	2022	2021
Loss before income tax related to U.S. operations	$(23,113)	$(31,889)
Loss before income tax related to foreign operations	(62,466)	(39,327)
Loss before income tax	$(85,579)	$(71,216)

Net loss related to U.S. operations	$(23,112)	$(31,890)
Net loss related to foreign operations	(62,270)	(38,636)
Net loss	$(85,382)	$(70,526)

The long-lived assets and total assets by geographic region are shown below (in thousands):

	As of December 31,
	2022	2021
Property, plant and equipment, net:
United States	$1,126	$1,150
Asia	1,293	1,193
Europe	898	1,105
Middle East	4,022	4,276
Other	12	17
	$7,351	$7,741
Other non-current assets:
United States	$107	$102
Europe	137	151
Middle East	3,163	3,689
	3,407	3,942
Total long-lived assets	$10,758	$11,683

Total assets, net:
United States	$81,317	$140,057
Asia	5,661	20,629
Europe	9,833	10,723
Middle East	28,171	23,945
Other	113	145
	$125,095	$195,499

23.	RELATED PARTY TRANSACTIONS

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

As disclosed in Note 10, as of December 31, 2022 and 2021, Legacy Airspan has a Subordinated Term Loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $0.2 million in revenue from sales of products and services to this related party for the year ended December 31, 2022. As of December 31, 2022, the Company had no outstanding receivables from this related party. As of December 31, 2021, the Company had outstanding receivables amounting to $0.4 million from this related party.

The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $5.5 million, respectively, as of December 31, 2022. The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $12.1 million, respectively, as of December 31, 2021.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $4.5 million as of December 31, 2022 and $11.5 million as of December 31, 2021. The Company derived approximately $26.8 million in revenue from sales of products and services to this related party for the year ended December 31, 2022 and $38.4 million in revenue from sales of products and services to this related party for the year ended December 31, 2021. A senior executive at this customer is also a member of the Company’s Board of Directors.

The Company derived revenues from sales of products and services to Dense Air amounting to approximately $52 thousand for the period from January 1, 2022 through March 7, 2022 and $1.2 million for the year ended December 31, 2021. As of March 7, 2022, Dense Air ceased to be a related party (see Note 24).

24.	EQUITY METHOD INVESTMENT

Prior to March 7, 2022, the Company accounted for its investment in Dense Air, as an equity method investment. Dense Air has been funded by its sole lender through convertible debt with various restrictions and requirements including a conversion option on substantially all of the ownership interest in Dense Air. On March 22, 2021, an investor acquired the sole lender to Dense Air’s rights and obligations under a convertible loan agreement and on March 7, 2022 converted the outstanding amount of the loan into shares. The Company retained an approximate 4% holding of Dense Air Networks L.P. This conversion did not have a significant effect on the Company’s consolidated balance sheets, statements of operations or cash flows.

There have been no dividends received from Dense Air or Dense Air Networks L.P. for the years ended December 31, 2022 and 2021. The investments had no value at December 31, 2022 and 2021.

25.	VALUATION AND QUALIFYING ACCOUNTS

The following summarizes changes to valuation and qualifying accounts for 2022 and 2021 (in thousands):

Year	Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Write-offs/ Other	Balance at End of Period
2022	Allowance for doubtful accounts	$309	$810	$(472)	$647
	Reserve for inventory valuation	$13,068	$1,502	$(3,544)	$11,026
2021	Allowance for doubtful accounts	$374	$288	$(353)	$309
	Reserve for inventory valuation	$13,204	$1,817	$(1,953)	$13,068

26.	SUBSEQUENT EVENT

On March 8, 2023, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mimosa, and Radisys Corporation (“Buyer”), pursuant to which the Company will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60,000,000 in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants by the parties subject to specified exceptions and qualifications. Each party’s obligations to consummate the Transaction pursuant to the Purchase Agreement are subject to customary closing conditions as set out in the Purchase Agreement, including, among others, approval of the Transaction by the Committee on Foreign Investment in the United States, approval of the Transaction by the Competition Authority of the Republic of Turkey, and approval of the Transaction by the senior lenders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2022.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the cut-off of revenue recognition on products shipped to customers. The material weakness was identified because the Company had inadequate processes and controls to ensure an appropriate level of management review over the sales cut-off. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the Board and the Audit Committee of the Board of Directors implemented a remediation plan for this material weakness, including, among other things, implementing process level and management review controls to ensure the cut-off of revenue recognition is accurate. The Company believes that the remediation efforts described have strengthened Airspan’s internal control over financial reporting and its disclosure controls and procedures. Based on the implementation of the remediation plan described above, management has concluded that the material weakness in internal control over financial reporting and reported in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 8, 2022 has been remediated as of December 31, 2022.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than our remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information, as of December 31, 2022, concerning our directors and executive officers.

Name	Age	Position
Eric D. Stonestrom	61	Chief Executive Officer, Chairman of the Board of Directors
Glenn Laxdal	62	President and Chief Operating Officer
David Brant	59	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	58	Chief Sales and Marketing Officer
Uzi Shalev	64	Chief Technology Officer
Eli Leizerovitz	59	Head of Products
Bandel L. Carano	61	Director
Michael T. Flynn	74	Director
Thomas S. Huseby	75	Director
Scot B. Jarvis	62	Director
Michael Liebowitz	54	Director
Mathew Oommen	54	Director
Divya Seshamani	44	Director
Dominique Trempont	69	Director

Management

Eric D. Stonestrom joined us as Executive Vice President and Chief Operating Officer in January 1998. In May 1998, he was named President and Chief Executive Officer, as well as a member of the board of directors of Legacy Airspan. Mr. Stonestrom remained President until the appointment of Glenn Laxdal as President in January 2022. In February 2022, Mr. Stonestrom was appointed Chairman of the Board. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation (“DSC”), a provider of telecommunications equipment and services, as a Vice President of operating divisions, including our product line. From 1984 until 1995, Mr. Stonestrom worked at telecommunications corporations Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley. Mr. Stonestrom’s industry experience, leadership abilities and strategic insight make him a valued member of the Board.

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

Non-employee Directors

Bandel L. Carano joined the Legacy Airspan board of directors in September 2006. Mr. Carano, who was a member of the Legacy Airspan board of directors from January 1998 to February 2001, has been a general partner of Oak Investment Partners, a multi-stage venture capital firm, since 1987. Mr. Carano also serves on the board of directors of Centric Software, NextNav (NN:NASDAQ) and nLight, and previously served on the board of directors of NeoPhotonics and Kratos Defence and Security Solutions (KTOS:NASDAQ). Prior to Oak Investment Partners, Mr. Carano joined Morgan Stanley’s Venture Capital Group in 1983, where he was responsible for advising Morgan Stanley on high-tech new business development, as well as sponsoring venture investments. Mr. Carano holds a B.S. and an M.S. in Electrical Engineering from Stanford University. Mr. Carano’s board experience and experience as a venture capital investor in technology companies make him a valued member of the Board.

Michael T. Flynn joined the Legacy Airspan board of directors in July 2001. From 1994 to 2004, Mr. Flynn served as group president of ALLTEL Corporation, an integrated telecommunications provider of wireline and wireless telephony, Internet and high-speed data services. Prior to that, he was an officer with SBC Corp and the Bell System for 25 years. From September 2005 to June of 2018, he was a member of the board of CALIX Inc. (CALX:NYSE), a manufacturer of broadband access equipment, and participated in its successful initial public offering in 2010. Mr. Flynn also served as a director of Atlantic Tel-Networks (ATNI:NASDAQ) from June of 2010 to June of 2019. He has previously served as a board member of several companies resulting in successful mergers or acquisitions, including: Taqua sold to Tekelec in 2004; WebEx Communications (WEBX:NASDAQ) sold to Cisco for $3.2 billion in 2007; Bay Packets merged with GENBAND in 2006, where Mr. Flynn continued to serve until 2009; and iLinc (ILC:AMEX) sold to Broadsoft. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988. Mr. Flynn’s business experience, mergers and acquisitions experience and board experience make him a valued member of the Board.

Thomas S. Huseby joined the Legacy Airspan board of directors in January 1998, serving as Chairman of the Board from 1998 until 2000 and a second term as Chairman from 2010 until February 2022. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications infrastructure. Mr. Huseby served as a Venture Partner at Oak Investment Partners from 1997 to 2021. Prior to founding SeaPoint Ventures, Mr. Huseby was the Chairman and CEO of Metawave Communications and prior to that of Innova Corporation. Mr. Huseby has a B.A. and a B.S.I.E. from Columbia University and an M.B.A. from Stanford University. Mr. Huseby’s business experience and experience as a venture capital investor in the communications industry make him a valued member of the Board.

Scot B. Jarvis joined the board of directors of Legacy Airspan in January 2011. He joined Oak Investment Partners in 1999 as a Venture Partner after a highly successful career in management and investment roles in the wireless communications industry. A graduate of the University of Washington, Scot founded and served as the first President of Nextlink Communications, served as a Regional President of Nextel, and served as a Senior Executive with McCaw Cellular (now AT&T Wireless). More recently, Scot was the Founder of Cedar Grove Investments, a private equity firm with a focus on wireless communications. He has served or currently serves on the boards of public and private companies, including Kratos Defense and Security Solutions, Vitesse Semiconductor, Spectrum Effect and Slingshot Sports. Mr. Jarvis’ industry experience, business experience and board experience make him a valued member of the Board.

Michael Liebowitz has been a director since the inception of New Beginnings. He is an entrepreneur, private investor and seasoned business executive with extensive experience founding, acquiring, and monetizing businesses in the insurance and financial industries. Mr. Liebowitz served as President and Chief Executive Officer of Harbor Group Consulting LLC, an insurance and risk management consulting firm, from its formation in 1995 to 2018. Mr. Liebowitz currently serves as a Managing Director and Executive Vice President of Alliant Insurance Services, Inc., and President and Chief Executive Officer of the Harbor Group Division of Alliant Insurance Services Inc., which acquired Harbor Group Consulting in 2018. Mr. Liebowitz served as President and Chief Executive Officer of Innova Risk Management, a boutique real-estate insurance firm, which he acquired in 2006 in a joint venture with Douglas Elliman Real Estate and was subsequently sold in 2019. Innova is a leading provider of property and casualty insurance in the co-op and condominium markets in the New York area. In 2017, Mr. Liebowitz founded High Street Valuations, a firm that specializes in providing insurable value calculations for banks, capital market lenders, owners, and property management companies, for which he serves as President at Chief Executive Officer. Mr. Liebowitz has been a director of Douglas Elliman Inc. (NYSE: DOUG) since December 2021, and Nocopi Technologies Inc. (OTC Pink: NNUP) since October 2022. Mr. Liebowitz served on the board of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS), the parent company of Ladenburg Thalmann, from January 2019 to February 2020 and the board of The Hilb Group, a leading middle market insurance agency headquartered in Richmond, Virginia, from 2011 to 2013. Since 2008, Mr. Liebowitz has served as President and Chief Executive Officer of Hallman & Lorber Associates, Inc., a firm that provides consultancy and actuarial services to qualified pension plans. In 1999, Mr. Liebowitz was a founding principal of National Financial Partners Corp. (NYSE: NFP), which was taken public in 2003 and was acquired by a controlled affiliate of Madison Dearborn Partners, LLC in 2013. Mr. Liebowitz has acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups Mr. Liebowitz is the managing member of M2AFO, LLC a family office vehicle he created in 2018. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance. Mr. Liebowitz’s mergers and acquisitions experience, experience with special acquisition companies and board experience make him a valued member of the Board.

Mathew Oommen joined the board of directors of Legacy Airspan in June 2014. Mr. Oommen is President of Reliance Jio Infocomm Limited, which supports over 400 million mobile customers and an extensive set of business and consumer fiber customers. In this role, Mr. Oommen is enabling India's digital transformation with affordable and scalable broadband connectivity, driving the creation and adoption of digital services in the emerging metaverse and digital 3.0 economy. Mr. Oommen is a member of the board of directors of Reliance Jio Infocomm Limited, the GSMA, O-RAN Alliance, and Netradyne. Prior to Reliance, Mr. Oommen was Chief Technology Officer of Sprint, responsible for product, network and technology development, systems architecture, and device development, including M2M/Connected Car services. Prior to joining Sprint in 2008, Mr. Oommen also held executive positions at Williams Communications Group/Wiltel and MCI Worldcom/Verizon. Mr. Oommen's industry experience make him a valued member of the Board.

Divya Seshamani joined our Board in October 2021. Ms. Seshamani has served as the Managing Partner of Greensphere Capital LLP since 2011. From 2014 to 2017, she was a partner at TPG Europe LLP. A World Economic Forum Young Global Leader for her work in sustainable and impact investing, Ms. Seshamani was previously a council member of the Royal Institute of International Affairs (Chatham House) for two consecutive terms. She is currently a Non-Executive Director of Forterra PLC, a FTSE-250 British manufacturing business. She was appointed by the Secretary of State to advise the UK Government as a member of the HMG’s Council for Sustainable Business, where she leads the Net-Zero Initiative. Ms. Seshamani holds a Bachelor’s degree and Master’s degree in Politics, Philosophy and Economics from Oxford University and a Master’s in Business Administration from Harvard University. Ms. Seshamani’s experience as a private equity and venture capital investor in technology companies make her a valued member of the Board.

Dominique Trempont joined the board of directors of Legacy Airspan in May 2018. He also serves on the board of On24, a public cloud based SaaS company that provides a leading cloud-based digital experience platform that makes it easy to create, scale, and personalize engaging experiences to drive measurable business growth, as its Lead Director and chair of the Compensation and Nomination/Governance Committees, since February 2010. He serves as a board director of Daily Mail and General Trust plc, a producer of content, information analytics and events for businesses and consumers, since February 2011. He served on the board of Real Networks, a cloud based SaaS company focused on mobile applications, as its Lead director and Chair of the Risk and Audit Committee, since July 2010. He also served as a director, chair of the Audit Committee and of the Nomination and Governance Committee of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, for 9 years, since July 2008. From 2005 to November 2011, Mr. Trempont served as a director of Finisar Corporation, a global company that develops and markets high-speed data communication systems and software for networking and storage. From 2006 to April 2010, Mr. Trempont served as a director and chair of the audit committee of 3Com Corporation, a network management company that was acquired by Hewlett Packard in April 2010. From 2003 to 2005, Mr. Trempont was CEO-in-Residence at Battery Ventures, a venture capital firm. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a cloud service company focused on artificial intelligence and machine learning to enable enterprise self-service applications, from 1999 to 2002. Mr. Trempont was President and CEO of Gemplus Corporation, a smart card and Internet-of-Things focused company, from 1997 to 1999. Prior to Gemplus, Mr. Trempont worked closely with Steve Jobs on the turnaround of NeXT Software; he served as Chief Financial Officer and head of Operations of the company. Mr. Trempont began his career at Raychem Corporation, a materials science and technology company focused on telecommunications, electronics, automotive and other industries. He was an adjunct professor at INSEAD from 2010 to 2016. Mr. Trempont earned an undergraduate degree in Economics from College St. Louis (Belgium), a B.A. with high honors in Business Administration and Software Engineering (LSM) from the University of Louvain (Belgium) and a master’s degree in Business Administration from INSEAD (France/Singapore). Mr. Trempont’s industry and board experience make him a valued member of the Board. In addition, Mr. Trempont’s background and skills qualify him to serve as an audit committee financial expert.

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

Decisions with respect to the compensation of our executive officers, including our named executive officers, is made by the compensation committee of the Board. Our executive compensation programs for 2022 are further described below under “Executive Compensation.”

Delinquent Section 16(a) Reports

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

Based solely upon a review of copies of reports on Forms 3 and 4 and amendments thereto filed electronically with the SEC during, and reports on Form 5 and amendments thereto filed electronically with the SEC with respect to, the year ended December 31, 2022, and based further upon written representations received by us with respect to the need to file reports on Form 5, no persons filed late reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2022 other than (i) to (x) as follows: (i) a late Form 4 filing by Glenn Laxdal for a transaction on January 24, 2022; (ii) a late Form 4 filing by David Brant for a transaction on August 29, 2022; (iii) a late Form 4 filing by Uzi Shalev for a transaction on August 29, 2022; (iv) a late Form 4 filing by Eric Stonestrom for a transaction on August 29, 2022; (v) a late Form 4 filing by Uzi Shalev for a transaction on September 21, 2022; (vi) a late Form 4 filing by Henrik Smith-Petersen for a transaction on September 21, 2022; (vii) a late Form 4 filing by David Brant for a transaction on September 21, 2022; (viii) a late Form 4 filing by Henrik Smith-Petersen for a transaction on November 21, 2022; (ix) a late Form 4 filing by David Brant for a transaction on November 21, 2022; and (x) a late Form 4 filing by Uzi Shalev for a transaction on November 21, 2022.

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

In 2022, our “named executive officers” and their positions were as follows:

●	Eric. D. Stonestrom, Chief Executive Officer and Chairman of the Board of Directors;

●	Glenn Laxdal, Senior Vice President & Chief Operating Officer; and

●	Uzi Shalev, Chief Technical Officer.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Eric D. Stonestrom,	2022	$561,346	$31,050	$2,289,050	$1,159,805	$-	$10,753	$4,052,004

Chief Executive Officer and Chairman of the Board of Directors	2021	$512,922	$216,945	$6,825,000	$851,245	$7,000,000	$169,113	$15,575,225

Glenn Laxdal, Senior Vice President & Chief Operating Officer	2022	$378,480	$-	$2,729,252	$2,729,587	$-	$2,992	$5,840,311

Uzi Shalev Chief Technical Officer	2022	$296,859	$8,781	$1,144,525	$840,374	$-	$36,072	$2,326,611

(1)	The amounts in this column for 2022 represent the aggregate grant date fair value of restricted stock awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 18 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.
(2)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 18 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.
(3)	The amounts in this column represent amounts paid pursuant to the MIP in connection with the Closing of the Business Combination.
(4)	The amounts in this column represent our matching contributions under our 401(k) plan and benefits allowance of $26,913 for Mr. Shalev.

Narrative Disclosure to Summary Compensation Table

We have historically provided compensation for our named executive officers by way of base salary and bonus, both of which are provided under the named executive officer’s employment agreement, as well as equity awards.

Employment Agreements and Offer Letters

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

Glenn Laxdal, Senior Vice President & Chief Operating Officer

Mr. Laxdal’s base salary under his offer letter, effective as of January 24, 2022, is subject to periodic review and adjustment. Additionally, Mr. Laxdal is eligible to receive certain bonus compensation under our bonus plan at a target of 50% of his base salary and is eligible to receive grants under our equity compensation plans. Mr. Laxdal’s employment agreement has no specified term. See the caption “Potential Payments Upon Termination or Change in Control” for details regarding potential severance payments.

Uzi Shalev, Chief Technical Officer

Mr. Shalev’s base salary under his offer letter, dated August 16, 2016, is subject to periodic review and adjustment. In addition he receives an allowance of 10.5% of his base salary for benefits. Additionally, Mr. Shalev is eligible to receive certain bonus compensation under our bonus plan based on Company performance as decided by the Board of Directors (or sub-committee thereof) in their sole discretion. Mr. Shalev’s employment agreement has no specified term. See the caption “Potential Payments Upon Termination or Change in Control” for details regarding potential severance payments.

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

Executive compensation

The following table sets forth the options to purchase shares of common stock granted to our named executive officers during 2022.

Named Executive Officer	2022 Stock Options Granted
Eric D. Stonestrom	477,286
Glenn Laxdal	733,760
Uzi Shalev	345,833

These stock options were granted on January 24, 2022 for Mr. Laxdal and on May 13, 2022 for Mr. Stonestrom and Mr. Shalev and vest as to 25% of the shares on the first anniversary of the date of grant, and shall vest monthly as to 1/48 of the shares for each of the 36 months following the first anniversary of the date of grant, such that the stock option is fully-vested in four years.

The following table sets forth the restricted stock awards granted to our named executive officers during 2022.

Named Executive Officer	2022 Restricted Stock Awards Granted
Eric D. Stonestrom	838,480
Glenn Laxdal	733,670
Uzi Shalev	419,240

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2022.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Eric D. Stonestrom	5/13/22		-	477,286	$2.43	5/13/32
	4/26/22						838,480	$1,098,409	(5)
	1/28/21	(2)	64,848	70,485	$6.29	1/28/31
	2/11/20	(2)	192,613	79,311	$3.96	2/11/30
	1/29/19	(2)	283,939	6,041	$5.42	1/29/29
	4/27/17	(2)	234,739	-	$3.36	4/27/27
	2/3/16	(2)	111,566	-	$2.66	2/3/26
	1/29/15	(2)	83,334	-	$2.53	1/29/25
	11/4/14	(2)	103,957	-	$2.53	11/4/24
	6/9/14	(2)	194,803	-	$1.95	6/9/24

Glenn Laxdal	1/24/22		-	733,760	$3.72	1/24/32	733,670	$961,108	(5)

Uzi Shalev	5/13/22		-	345,833	$2.43	5/13/32
	4/26/22						419,240	$549,204
	1/28/21	(4)	15,162	16,479	$6.29	1/28/31
	2/11/20	(4)	42,259	17,401	$3.96	2/11/30
	1/29/19	(4)	70,985	1,510	$5.42	1/29/29
	4/27/17	(4)	58,685	-	$3.36	4/27/27
	2/3/16	(4)	27,897	-	$2.66	2/3/26
	1/29/15	(4)	20,831	-	$2.53	1/29/25
	11/4/14	(4)	25,982	-	$2.53	11/4/24
	6/9/14	(4)	72,080	-	$1.95	6/9/24

(1)	Represents MIP RSUs granted at the Closing of the Business Combination. Vests on the earliest to occur of (i) August 13, 2022, (ii) the MIP Participant’s death, (iii) the MIP Participant’s disability and (iv) the MIP Participant’s qualifying separation, provided that the MIP Participant continues to be employed by us, or continues to be a director of ours, through such date or event. The MIP RSUs vested on August 13, 2022.

(2)	Vests (subject to continued service) as to 25% on first anniversary of grant date, and in 36 equal monthly installments thereafter, with all remaining unvested options vesting upon a change in control.
(3)	Originally vested upon the earlier of either of the following events that occurred on or prior to the 10th anniversary of the date of grant: (i) the date of a change in control; or (ii) the effective date of an initial public offering. At Closing, the vesting restrictions with respect to these restricted stock awards were revised to provide that the restricted stock will vest in full on the earliest to occur of (i) August 13, 2022, (ii) the holder’s death, (iii) the holder’s disability and (iv) the holder’s qualifying separation, provided that the holder continues to be employed by us, or continues to be a director of ours, through such date or event.
(4)	Vests (subject to continued service) as to 25% on first anniversary of grant date, and in 36 equal monthly installments thereafter, with 50% of any remaining unvested options vesting upon a change in control.
(5)	Valued at $1.31 per share, the closing market price of one share of Common Stock on the NYSE American on December 30, 2022, the last trading day of 2022.

Retirement Benefits

We maintain a 401(k) retirement savings plan for our U.S.-based employees, including Mr. Stonestrom, Mr. Laxdal and Mr. Shalev. Mr. Stonestrom, Mr. Laxdal and Mr. Shalev is eligible to participate in the 401(k) plan on the same terms as other full-time employees, including employer matching contributions.

Potential Payments Upon Termination or Change in Control

Name	Amount Paid on Our Terminating the Employment Contract without Cause(4)
Eric D. Stonestrom(1)	$567,500 (equivalent to 12 months’ base salary)
Glenn Laxdal(2)	$410,020 (equivalent to 12 months’ base salary)
Uzi Shalev(3)	$163,461 (equivalent to 6 months’ base salary plus 6 months’ allowance)

(1)	On involuntary termination of Mr. Stonestrom’s contract he is entitled to receive severance of 12 months’ base salary. On February 8, 2022, Mr. Stonestrom’s base salary under his employment agreement was increased to $567,500 per year.
(2)	Under Mr. Laxdal’s current offer letter, which became effective January 24, 2022, in the event of termination of Mr. Laxdal (as defined in his employment agreement) his employment with Airspan will be “at-will,” meaning either Mr. Laxdal or Airspan have the right to terminate the employment relationship at any time, with or without notice, and for any reason (or no reason) not prohibited by law. Although Mr. Laxdal’s compensation, benefits, duties and responsibilities are subject to change at any time, the at-will nature of his employment with Airspan may only be altered by an express written agreement signed by Mr. Laxdal and Airspan’s CEO. If Airspan terminates Mr. Laxdal’s employment, he will be entitled to a severance payment of twelve (12) months base salary.
(3)	Under Mr. Shalev’s current offer letter, which became effective August 16, 2016, if the Company terminates Mr. Shalev’s employment other than for “Cause” or if Mr. Shalev terminates his employment with “Good Reason” while he is based in the US, after August 15, 2017, he will be entitled to a separation payment to be paid over a six-month period following such termination, equal to 6 months of his base salary plus allowance as of the date of termination.
(4)	The termination payment arrangements for the named executive officers were individually negotiated with each named executive officer at different time periods. We do not have a policy or set parameters for such arrangements and do not believe that such arrangements materially affected the other compensation elements for the named executive officers.

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

Airspan Networks Holdings Inc. 2021 Stock Incentive Plan

At the 2022 annual meeting of the stockholders of the Company, the Company’s stockholders considered and approved the Airspan Networks Holdings Inc. Amended and Restated 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the compensation committee of the Board to provide incentive compensation to eligible employees, officers, non-employee directors, consultants, independent contractors or advisors providing services to us, or any person to whom we extend an offer of employment or engagement, in the form of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents and other stock-based awards. The 2021 Plan authorizes the issuance of up to 11,651,168 shares of Common Stock, plus any shares of our Common Stock subject to outstanding awards under the Legacy Airspan Plan that are forfeited or reacquired by us due to termination or cancellation.

Director Compensation

During the year ended December 31, 2022, we paid our non-management directors the annual fees set forth below:

●	Board fees of $50,000 per year;

●	Board Chair fee of $45,000 per year;

●	Audit Committee member fees of $12,500 per year with the Audit Committee Chair earning $25,000 per year;

●	Compensation Committee member fees of $7,500 per year, with the Compensation Committee Chair earning $15,000 per year;

●	Nominating and Corporate Governance Committee member fees of $5,000 per year, with the Nominating and Corporate Governance Committee Chair earning $10,000 per year; and

●	Technology and Cyber Security Committee member fees of $7,500 per year, with the Technology and Cyber Security Committee Chair earning $15,000 per year.

●	Special Committee member fees of $800 per meeting.

In addition, Mr. Huseby receives an annual retainer of $115,000 for his role as adviser to the Chairman of the Board. Mr. Stonestrom does not receive any compensation for his services as a director.

The following table provides information on the compensation of our non-management directors in fiscal 2022.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Bandel L. Carano	$-	$-
Michael T. Flynn	79,875	79,875
Thomas S. Huseby	213,800	213,800
Scot B. Jarvis	65,000	65,000
Michael Liebowitz	67,500	67,500
Mathew Oommen	-	-
Divya Seshamani	82,500	82,500
Dominique Trempont	96,300	96,300

As of December 31, 2022, Mr. Flynn had 25,359 and Mr. Huseby had 38,424 restricted Common Stock awards outstanding. As of December 31, 2022, Mr. Flynn had restricted stock units with respect to 77,923 shares of Common Stock outstanding, Mr. Huseby had restricted stock units with respect to 195,173 shares of Common Stock outstanding and Messrs. Carano, Jarvis, Liebowitz, Oommen and Trempont and Ms. Seshamani each had restricted stock units with respect to 20,173 shares of Common Stock outstanding. In addition, the following stock options were outstanding and held by our directors: Mr. Flynn, 104,380; Mr. Huseby, 288,401; Mr. Jarvis, 70,976; and Mr. Trempont, 79,304.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of March 1, 2023, by:

●	each person who is the beneficial owner of more than 5% of issued and outstanding shares of our Common Stock;

●	each of our current named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our Common Stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our Common Stock subject to options and Warrants held by that person or entity that are currently exercisable or exercisable within 60 days of March 1, 2023. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The beneficial ownership of shares of our Common Stock is based on 74,582,349 shares of Common Stock issued and outstanding as of March 1, 2023.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock	%
Directors and Executive Officers(1)
Eric D. Stonestrom(2)	2,548,285	3.3%
Glenn Laxdal(3)	470,899	*
David Brant(4)	1,144,964	1.5
Henrik Smith-Petersen(5)	961,193	1.3
Uzi Shalev(6)	732,926	*
Bandel L. Carano(7)	33,079,557	41.9%
Michael T. Flynn(8)	223,821	*
Thomas S. Huseby(9)	561,046	*
Scot B. Jarvis(10)	390,480	*
Mathew Oommen	20,173	*
Dominique Trempont(11)	123,326	*
Divya Seshamani	20,173	*
Michael S. Liebowitz(12)	1,036,568	1.4%
All Directors and Executive Officers as a Group (14 individuals)(13)	40,704,910	48.9%

Five Percent Holders:
Oak Investment Partners(7)	32,949,384	41.8%
SoftBank Group Capital Limited(14)	15,721,957	20.5%

*	Less than 1%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Airspan Networks Inc., 777 Yamato Road, Suite 310, Boca Raton, Florida 33431.
(2)	Common Stock consists of (i) 837,227 shares of Common Stock; (ii) 1,429,099 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023, (iii) 279,490 shares of restricted stock units that vest within 60 days from March 1, 2023 and (iv) 2,469 shares of Common Stock issuable upon exercise of Post-Combination Warrants.

(3)	Common Stock consists of (i) 180,491 shares of Common Stock, (ii) 229,272 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023 and (iii) 61,136 restricted stock units that vest within 60 days from March 1, 2023.
(4)	Common Stock consists of (i) 290,419 shares of Common Stock, (ii) 714,551 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023, (iii) 139,745 restricted stock units that vest within 60 days from March 1, 2023 and (iv) 249 shares of Common Stock issuable upon exercise of Post-Combination Warrants.
(5)	Common Stock consists of (i) 269,690 shares of Common Stock, (ii) 551,758 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023 and (ii) 139,745 restricted stock units that vest within 60 days from March 1, 2023.
(6)	Common Stock consists of (i) 163,722 shares of Common Stock, (ii) 429,459 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023 and (iii) 139,745 restricted stock units that vest within 60 days from March 1, 2023.
(7)	Common Stock consists of (i) 28,639,059 shares of Common Stock held by Oak Investment Partners XI, Limited Partnership and Oak Investment Partners XIII, Limited Partnership (collectively, “Oak Investment Partners”); (ii) 4,310,325 shares of Common Stock issuable upon exercise of Post-Combination Warrants held by Oak Investment Partners; and (iii) 130,173 shares of Common Stock held by Mr. Carano. The address of the entities affiliated with Oak Investment Partners is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851. Mr. Carano has shared power to vote and dispose of the shares held by Oak Investment Partners. Mr. Carano disclaims beneficial ownership of the shares held by Oak Investment Partners, except to the extent of his pecuniary interest therein.
(8)	Common Stock consists of (i) 103,282 shares of Common Stock and (ii) 120,539 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023.
(9)	Common Stock consists of (i) 233,598 shares of Common Stock and (ii) 327,448 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023.
(10)	Common Stock consists of (i) 20,173 shares of Common Stock and (i) 251,910 shares of Common Stock held by Connis Point Partners, LLC, of which Mr. Jarvis is the Managing Member, (ii) 38,181 shares of Common Stock issuable upon exercise of Post-Combination Warrants held by Connis Point Partners, LLC and (iii) 80,216 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from February 28, 2022. The address of Connis Point Partners, LLC is 3825 Issaquah Pine Lake Rd. SE, Sammamish, Washington 98075.
(11)	Common Stock consists of (i) 31,423 shares of Common Stock and (ii) 91,903 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from March 1, 2023.
(12)	Common Stock consists of (i) 896,599 shares of Common Stock and (ii) 139,969 shares of Common Stock issuable upon exercise of Private Placement Warrants.

(13)	Consists of a total of (i) 4,107,272 options exercisable, (ii) 815,983 restricted stock units and (iii) 4,491,193 Warrants.
(14)	Includes 1,938,071 shares of Common Stock issuable upon exercise of Post-Combination Warrants. The address of SoftBank Group Capital Limited is 69 Grosvenor Street, London, W1K 3JP United Kingdom. Shares are subject to the irrevocable proxy and power of attorney dated March 8, 2021, as further described in this Annual Report in the section entitled “Certain Relationships and Related Person Transactions — Legacy Airspan — SoftBank.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	12,079,924	(1)	3.70	(2)	2,742,509	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	12,079,924		3.70		2,742,509

(1)	Represents shares of Common Stock to be issued upon the exercise of options and the vesting of restricted stock units granted under the Legacy Airspan Plan and the 2021 Plan. As a result of the Business Combination, outstanding options to purchase Legacy Airspan stock were converted into options to purchase an aggregate of 5,815,796 shares of Common Stock.
(2)	Reflects the weighted-average exercise price of outstanding options. Outstanding restricted stock units are not included as such awards do not have an exercise price.
(3)	Represents 2,742,509 shares of Common Stock available for issuance under the 2021 and the Legacy Airspan Plan.

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

Amended Credit Agreement

At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the November 2022 Fortress Credit Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement. SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement. At December 31, 2022, there was approximately $44.1 million aggregate principal amount of indebtedness outstanding under the Fortress Credit Agreement, which is the largest aggregate principal amount outstanding during the year ended December 31, 2022. During the year ended December 31, 2022, we paid approximately $2.6 million in interest and $5.3 million of principal under the Fortress Credit Agreement.

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

The Fortress Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Fortress Credit Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Credit Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month EBITDA. Pursuant to the March 2022 Fortress Credit Amendment, the financial covenants included in the Fortress Credit Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly.

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

Interest with respect to Tranche 1 is payable monthly in accordance with the Cash Component/PIK Component split described in the foregoing table. With respect to Tranche 2, the relevant applicable rate is 5.0% as of December 31, 2022, and is payable monthly as interest paid in kind.

Convertible Notes

Immediately prior to Closing, on August 13, 2021, we issued $50,000,000 aggregate principal amount of Convertible Notes under the Convertible Note Purchase Agreement. At Closing, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into a joinder agreement to add Legacy Airspan and such subsidiaries as guarantors under the Convertible Note Purchase Agreement and to reaffirm the obligations and security intended to be granted thereby. On March 29, 2022, we and certain of our subsidiaries who are party to the Convertible Note Purchase Agreement entered into the March 2022 Fortress Convertible Note Agreement Amendment to, among other things, amend the financial covenants included in the Convertible Note Purchase Agreement, the conversion price of the Convertible Notes and the optional redemption provisions of the Convertible Notes. SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the collateral agent and trustee under the Convertible Note Purchase Agreement and the Convertible Notes. SoftBank has an indirect, non-controlling beneficial interest in each holder of Convertible Notes.

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

Prior to the March 2022 Fortress Convertible Note Agreement Amendment, each Convertible Note, together with all accrued but unpaid interest thereon, was convertible, in whole or in part, at the option of the holder thereof, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of our Common Stock at a conversion price equal to $12.50 per share. Pursuant to the March 2022 Fortress Convertible Note Agreement Amendment, the conversion price with respect to the Convertible Notes was decreased to $8.00 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is subject to a broad-based weighted average anti-dilution adjustment in the event we issue, or are deemed to have issued, shares of our Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect. In addition, pursuant to the March 2022 Fortress Convertible Note Agreement Amendment, if, during the period commencing on and including the date of the March 2022 Fortress Convertible Note Agreement Amendment and ending on and including the 15-month anniversary of the date of the March 2022 Fortress Convertible Note Agreement Amendment, there is no 30 consecutive trading day-period during which the average of the Daily VWAPs for such 30 consecutive trading day-period (after excluding the three highest and three lowest Daily VWAPs during such period) equals or exceeds $10.00 (as adjusted for stock splits, stock combinations, dividends, distributions, reorganizations, recapitalizations and the like), the conversion price with respect to the Convertible Notes will be reduced to the amount that such conversion price would otherwise have been had the conversion price with respect to the Convertible Notes been $6.00 on the date of the March 2022 Fortress Convertible Note Agreement Amendment. Notwithstanding the above, the number of shares of our Common Stock that may be acquired by a holder upon any conversion of a Convertible Note will be limited to the extent necessary to insure that, following such conversion, the total number of shares of our Common Stock then beneficially owned by that holder and its affiliates and any other person whose beneficial ownership of our Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act does not exceed 4.999% of the total number of issued and outstanding shares of our Common Stock (including the shares of our Common Stock issuable upon such conversion).

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

The terms of the Convertible Notes and the Convertible Note Purchase Agreement contain representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Convertible Note Purchase Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Convertible Note Agreement Amendment, these financial covenants included (a) minimum liquidity of $5.0 million, (b) minimum last twelve-month revenue and (c) minimum last twelve-month EBITDA and certain other expenses including non-cash stock compensation, non-recurring costs in connection with the loan and Convertible Notes documentation and the Business Combination, warrant liabilities, and other noncash amortization expenses, in each case, determined in accordance with GAAP. Pursuant to the March 2022 Convertible Note Agreement Amendment, the financial covenants included in the Convertible Note Purchase Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Convertible Note Purchase Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

During the year ended December 31, 2022, we paid approximately $3.5 million in interest and no principal under the Convertible Notes.

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

SoftBank is a subordinated lender to Legacy Airspan under the term loan agreement, dated February 9, 2016, as amended by amendments thereto, including Amendment No. 5 thereto dated as of December 30, 2020 (the “SoftBank Working Capital Agreement”). At December 31, 2022, there was approximately $41.5 million aggregate principal amount of indebtedness outstanding under the SoftBank Working Capital Agreement. The SoftBank Working Capital Agreement bears interest at a rate of 9% per annum. Since January 1, 2021, we have paid no principal and have accrued, but not yet paid any interest, under the SoftBank Working Capital Agreement.

We derived approximately $0.2 million in revenue from sales of products and services to SoftBank from January 1, 2022 through December 31, 2022.

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

Reliance

We are a supplier of products to Reliance. Reliance has accounted for approximately $26.8 million of our revenues between January 1, 2022 through December 31, 2022. Prior to the Closing, Reliance held an aggregate of 162,602 shares of Legacy Airspan’s Series D Preferred Stock.

Mr. Mathew Oommen, our director, is affiliated with Reliance.

Foxconn Technology Group (“Foxconn”)

Foxconn is our principal manufacturing supplier and has extensive commercial relationships with our company. In the period from January 1, 2022 to December 31, 2022, we paid Foxconn approximately $60.0 million. Prior to Closing, Foxconn affiliated entities held an aggregate of 96,699 shares of Legacy Airspan’s Series E Senior Preferred Stock (held by ICREATE Investments Limited) and 113,821 shares of Legacy Airspan’s Series G Senior Preferred Stock (held by Fii USA Inc.).

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

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

The aggregate fees billed by Grant Thornton LLP for professional services rendered to us for the years ended December 31, 2022 and 2021 are set forth in the table below.

	For the Fiscal Years Ended December 31,
	2022	2021
Audit Fees(1)	$737,639	$1,024,840
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	1,067	5,000
Total	$738,706	$1,029,840

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of interim financial information and services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements. The aggregate fees billed in 2021 include audit services related to the Business Combination.
(2)	Audit-related fees consist of fees that are reasonably related to the performance of the audit or review of our financial statements and are not reported as audit fees.
(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advice, and tax planning.
(4)	Other fees consist of fees not otherwise reported as audit fees, audit-related fees or tax fees.

We expect a representative of Grant Thornton LLP to be present at our stockholders’ meeting and be able to make a statement and be available to respond to questions.

Pre-Approval Policy

Our Audit Committee Charter requires the Audit Committee to review and pre-approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm, other than non-audit services that are subject to exceptions to pre-approval available under applicable laws and rules related to immaterial aggregate amounts of services. All services provided by of our independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of March 8, 2021, by and among New Beginnings, Merger Sub and Legacy Airspan	S-4	2.1	05/14/2021
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	08/19/2021
3.2	Amended and Restated Bylaws	10-K	3.2	04/08/2022
4.1	Specimen Common Stock Certificate	8-K	4.1	08/19/2021
4.2	Specimen Public Warrant and Private Placement Warrant Certificate	S-1	4.3	10/22/2020
4.3	Warrant Agreement, dated October 29, 2020, by and between New Beginnings and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/02/2020
4.4	Warrant Agreement, dated August 13, 2021 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.4	08/19/2021
4.5	Specimen Post-Combination Warrant Certificate	S-4	4.6	6/21/2021
4.6†*	Customer Warrant, dated March 5, 2021, by and between Legacy Airspan and DISH Network Corporation	S-1	4.6	9/10/2021
4.7	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	4/08/2022
10.1	Amended and Restated Registration Rights and Lock-Up Agreement, dated as of August 13, 2021, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Airspan named therein	8-K	10.1	08/19/2021
10.2†^	Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents, dated as of August 13, 2021, by and among the Company, Airspan Networks Inc., certain of its subsidiaries, as guarantors, DBFIP ANI LLC, as administrative and collateral agent, and the holders of the Convertible Notes party thereto	8-K	10.3	08/19/2021
10.3†	Stockholder Support Agreement, dated as of March 8, 2021, by and among the Company and certain stockholders of Legacy Airspan party thereto	S-4	10.2	05/14/2021
10.4	Form of Subscription Agreement	S-4	10.3	5/14/2021
10.7	Letter Agreement by and among the Company and each of the Company’s initial stockholders, officers and directors	S-1	10.1	10/22/2020
10.8#	Airspan Networks Inc. 2009 Omnibus Equity Plan, including the amendments thereto	S-4	10.10	05/14/2021
10.9#	2021 Stock Incentive Plan	S-4	10.11	05/14/2021
10.10#	Form of Stock Option Award under 2021 Stock Incentive Plan for Chief Executive Officer and Chief Financial Officer	S-4	10.12	05/14/2021
10.11#	Form of Stock Option Award under 2021 Stock Incentive Plan for Other Employees	S-4	10.13	05/14/2021
10.12#	Form of Stock Option Award under 2021 Stock Incentive Plan for Non-Employee Directors	S-4	10.14	05/14/2021
10.13#	Form of MIP RSU	S-4	10.15	05/14/2021
10.14#	Form of RSU Award under 2021 Stock Incentive Plan	10-K	10.14	4/08/2022
10.15#	Form of Exchanged Restricted Stock Award	S-4	10.16	05/14/2021
10.16#	Form of RSU for Exchanged Restricted Stock	S-4	10.17	05/14/2021
10.17#	Employment Letter Agreement dated October 7, 2009 between Airspan Networks Inc. and Eric Stonestrom	S-4	10.19	05/14/2021
10.18#	Employment Letter Agreement dated October 7, 2009 between Airspan Networks Inc. and David Brant	S-4	10.20	05/14/2021
10.19#	Employment Offer Letter dated February 8, 2001, as amended, between Airspan Networks Inc. and Henrik Smith-Petersen	S-4	10.21	05/14/2021
10.20†	Convertible Note Purchase Agreement, dated August 6, 2015, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.23	05/14/2021

10.21†^	Amendment No. 1 to Convertible Note Purchase Agreement, dated August 19, 2016, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.24	05/14/2021
10.22†	Amendment No. 2 to Convertible Note Purchase Agreement, dated November 28, 2017, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.25	05/14/2021
10.23	Term Loan Agreement, dated February 9, 2016, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.26	05/14/2021
10.24	Amendment No. 1 to Term Loan Agreement, dated July 12, 2016, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.27	05/14/2021
10.25	Amendment No. 2 to Term Loan Agreement, dated July 3, 2017, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.28	05/14/2021
10.26	Amendment No. 3 to Term Loan Agreement, dated May 23, 2019, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.29	05/14/2021
10.27	Amendment No. 4 to Term Loan Agreement, dated March 30, 2020, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.30	05/14/2021
10.28	Amendment No. 5 to Term Loan Agreement, dated December 30, 2020, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.31	05/14/2021
10.29	Amendment to Amendment No. 5 to Loan Agreement, dated as of February 12, 2021, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.32	05/14/2021
10.30	Irrevocable Proxy and Power of Attorney, dated March 8, 2021, by and among SoftBank Group Capital Limited and the Registrant	S-4	10.33	05/14/2021
10.31*	Master Services Agreement, dated November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.	S-4	10.34	05/14/2021
10.32*	Supply and Product Support Agreement, dated November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.	S-4	10.35	05/14/2021
10.33*	OFDMA Smallcell License Agreement, dated August 25, 2014, by and between QUALCOMM Incorporated and Airspan Networks Inc.	S-4	10.35	06/21/2021
10.34*	Amendment to OFDMA Smallcell License Agreement, dated July 1, 2015, by and between QUALCOMM Incorporated and Airspan Networks Inc.	S-4	10.36	06/21/2021
10.35*	Components Supply Agreement, dated November 14, 2015, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.37	06/21/2021
10.36†*	Supply Agreement between Airspan Networks Inc. and Hon Hai Ind. Co., Ltd., effective April 1, 2016	S-4	10.38	06/21/2021
10.37*	Manufacturing Supply Agreement made and entered into as of May 31, 2019 by Airspan Communications Limited and Cape EMS Manufacturing (M) Sdn. Bhd. & Cap Manufacturing (M) Sdn. Bhd.	S-4	10.39	06/21/2021
10.38*	Amendment to Components Supply Agreement, dated January 19, 2017, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.40	06/21/2021
10.39*	Amendment to Components Supply Agreement, dated January 23, 2018, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.41	06/21/2021
10.40*	Amendment to Components Supply Agreement, dated October 23, 2019, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.42	06/21/2021
10.41	Amendment One to Supply Agreement, dated as of January 1, 2018, between Airspan Networks Inc., Cloud Network Technology Singapore Pte. Ltd. and Hon Hai Ind. Co., Ltd.	S-4	10.43	06/21/2021
10.42	Amendment Two to Supply Agreement, dated effective as of February 21, 2020, between Airspan Networks Inc. and Hon Hai Ind. Co., Ltd.	S-4	10.44	06/21/2021
10.43†^	Assignment of Loan dated December 30, 2020 by Pacific Western Bank, as existing agent and lender, Ally Bank, as existing lender, and DBFIP ANI LLC and Pendrell Corporation, as buyers	S-4	10.45	06/21/2021

10.44^	Resignation and Assignment Agreement, entered into as of December 30, 2020, by and among Pacific Western Bank, as agent, DBFIP ANI LLC, as successor agent, Airspan Networks Inc. and each of the other borrowers and guarantors party thereto	S-4	10.46	06/21/2021
10.45	First Amendment to Credit Agreement, dated as of June 14, 2021, by and among Airspan Networks Inc., certain of its subsidiaries, as guarantors, and DBFIP ANI LLC, as administrative and collateral agent	S-4	10.47	06/21/2021
10.46†	Limited Consent, dated March 8, 2021, among Airspan Networks Inc., as borrower, certain subsidiaries of Airspan Networks Inc., as guarantors, DBFIP ANI LLC, as administrative agent and collateral agent, and the lenders from time to time party to the Fortress Credit Agreement.	S-4	10.48	06/21/2021
10.47	Third Amendment and Waiver to Credit Agreement and Other Loan Documents, dated as of March 29, 2022, by and among Airspan Networks Inc., as borrower, the Company, as holdings, certain of the Company’s other subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	03/30/2022
10.48	Form of Director and Officer Indemnification Agreement.	S-4	10.50	06/21/2021
10.49	Senior Secured Convertible Note Purchase and Guarantee Agreement, dated July 30, 2021, by and among the Company, Artemis Merger Sub Corp., DBFIP ANI LLC, as agent, collateral agent and trustee and the purchasers party thereto.	8-K	10.1	08/02/2021
10.50†^	Joinder Agreement, dated as of August 13, 2021, by Airspan Networks Holdings Inc. and the guarantors party thereto to DBFIP ANI LLC, in its capacities as administrative agent, collateral agent and trustee for the holders of the Convertible Notes	8-K	10.48	08/19/2021
10.51	Third Amendment and Waiver to Credit Agreement and Other Loan Documents, dated as of March 29, 2022, by and among Legacy Airspan, as borrower, the Company, as holdings, certain of the Company’s other subsidiaries who are party to the Fortress Credit Agreement, as guarantors, the lenders party thereto and Fortress, as administrative agent and collateral agent.	8-K	10.1	03/30/2022
10.52	First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents, dated as of March 29, 2022, by and among the Company, as issuer, certain of the Company’s subsidiaries who are party to the Convertible Note Purchase Agreement, as guarantors, the Holders and Fortress, as agent, collateral agent and trustee	8-K	10.2	03/30/2022
10.53	Form of Amended and Restated Convertible Note incorporated by reference to Annex A of the First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents filed as Exhibit 10.52 to this Annual Report on Form 10-K)	8-K	10.3	03/30/2022
10.54	Airspan Networks Holdings Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the SEC on May 10, 2022)	DEF 14A	Appendix A	05/10/2022
10.55	Second Amendment, Limited Waiver and Consent under Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents, dated as of November 14, 2022, by and among the Company, as issuer, certain of the Company’s subsidiaries who are party to the Convertible Note Purchase Agreement, as guarantors, the Holders and Fortress, as agent, collateral agent and trustee
10.56	Fourth Amendment, Limited Waiver and Consent under Credit Agreement and Other Loan Documents, dated as of November 14, 2022, by and among Legacy Airspan, as borrower, the Company, as holdings, certain of the Company’s other subsidiaries who are party to the Fortress Credit Agreement, as guarantors, the lenders party thereto and Fortress, as administrative agent and collateral agent.

21.1	Subsidiaries of the Company
23.1	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain provisions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(6)
*	Certain provisions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2023.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Stonestrom	Chief Executive Officer and Director	March 16, 2023
Eric Stonestrom	(Principal Executive Officer)

/s/ David Brant	Senior Vice President and Chief Financial Officer	March 16, 2023
David Brant	(Principal Financial and Accounting Officer)

/s/ Thomas S. Huseby	Director	March 16, 2023
Thomas S. Huseby

/s/ Bandel L. Carano	Director	March 16, 2023
Bandel L. Carano

/s/ Michael T. Flynn	Director	March 16, 2023
Michael T. Flynn

/s/ Scot B. Jarvis	Director	March 16, 2023
Scot B. Jarvis

/s/ Michael Liebowitz	Director	March 16, 2023
Michael Liebowitz

/s/ Mathew Oommen	Director	March 16, 2023
Mathew Oommen

/s/ Divya Seshamani	Director	March 16, 2023
Divya Seshamani

/s/ Dominique Trempont	Director	March 16, 2023
Dominique Trempont