Form 10-Q
period 2023-03-31
Airspan Networks Holdings Inc.
filed 2023-05-10
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, 74,582,992 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

AIRSPAN NETWORKS HOLDINGS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

ii

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

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the ability to maintain the listing of our securities on the NYSE American or any other exchange;

●	the price of our securities may be volatile due to a variety of factors, including changes in the industries in which we operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

●	the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate;

●	our substantial indebtedness and our ability to secure additional liquidity;

●	the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so;

●	the risk that we do not achieve or sustain profitability;

●	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

●	the risk that we experience difficulties in managing our growth and expanding operations;

●	the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations;

●	the risk of product liability or regulatory lawsuits or proceedings relating to our products and services; and

●	the risk that we are unable to secure or protect our intellectual property.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part II. Item 1A. Risk Factors” of the Quarterly Report and our other filings with the Securities and Exchange Commission, including our most recently filed Annual Report on Form 10-K.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,282	$7,253
Restricted cash	34	34
Accounts receivable, net of allowance of $450 and $647 as of March 31, 2023 and December 31, 2022, respectively	24,753	46,565
Inventory	15,802	18,556
Prepaid expenses and other current assets	17,907	17,289
Assets held for sale – current	12,592	-
Total current assets	74,370	89,697
Property, plant and equipment, net	5,972	7,351
Goodwill	-	13,641
Intangible assets, net	-	5,302
Right-of-use assets, net	4,230	5,697
Other non-current assets	20,160	3,407
Assets held for sale – non-current	20,791	-
Total assets	$125,523	$125,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,957	$26,173
Accrued expenses and other current liabilities	30,401	32,243
Deferred revenue	1,957	2,892
Senior term loan, current portion	40,993	40,529
Subordinated debt	11,256	11,119
Subordinated term loan – related party	42,449	41,528
Convertible debt	45,492	43,928
Current portion of long-term debt	263	259
Liabilities held for sale – current	11,963	-
Total current liabilities	201,731	198,671
Other long-term liabilities	6,408	7,223
Liabilities held for sale – non-current	17,294	-
Total liabilities	225,433	205,894

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 74,582,992 and 74,283,026 shares issued and outstanding as of March 31, 2023 and December 31, 2022	7	7
Additional paid-in capital	772,205	770,427
Accumulated deficit	(872,122)	(851,233)
Total stockholders’ deficit	(99,910)	(80,799)
Total liabilities and stockholders’ deficit	$125,523	$125,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
Revenues:
Products and software licenses	$21,210	$33,576
Maintenance, warranty and services	3,563	3,988
Total revenues	24,773	37,564

Cost of revenues:
Products and software licenses	13,295	24,473
Maintenance, warranty and services	1,131	1,022
Total cost of revenues	14,426	25,495
Gross profit	10,347	12,069

Operating expenses:
Research and development	14,191	16,521
Sales and marketing	5,682	9,330
General and administrative	7,665	11,158
Amortization of intangibles	189	284
Restructuring costs	260	-
Total operating expenses	27,987	37,293

Loss from operations	(17,640)	(25,224)

Interest expense, net	(4,534)	(4,568)
Change in fair value of warrant liability and derivatives, net	642	457
Other income (expense), net	561	(506)

Loss before income taxes	(20,971)	(29,841)

Income tax benefit	82	103

Net loss	$(20,889)	$(29,738)

Loss per share – basic and diluted	$(0.28)	$(0.41)

Weighted average shares outstanding – basic and diluted	74,473,741	72,335,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	74,283,026	$7	$770,427	$(851,233)	$(80,799)
Net loss	-	-	-	(20,889)	(20,889)
Issuance of restricted shares, net of shares withheld for taxes	299,966	-	(161)	-	(161)
Share-based compensation expense	-	-	1,939	-	1,939
Balance as of March 31, 2023	74,582,992	$7	$772,205	$(872,122)	$(99,910)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(29,738)	(29,738)
Share-based compensation expense	-	-	6,564	-	6,564
Balance as of March 31, 2022	72,335,952	$7	$756,156	$(795,589)	$(39,426)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,889)	$(29,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,052	1,121
Foreign exchange loss (gain) on long-term debt	4	(3)
Bad debt expense	26	7
Non-cash debt amendment fee	-	463
Change in fair value of warrants and derivatives, net	(642)	(457)
Share-based compensation	1,939	6,564
Total adjustments	2,379	7,695

Changes in operating assets and liabilities:
Decrease in accounts receivable	14,366	8,185
Increase in inventory	(2,187)	(1,765)
(Increase) decrease in prepaid expenses and other current assets	(849)	93
Decrease in other operating assets	58	88
Increase (decrease) in accounts payable	889	(1,088)
(Decrease) increase in deferred revenue	(664)	317
Increase (decrease) in other accrued expenses and other current liabilities	387	(1,430)
Increase in other long-term liabilities	182	90
Increase in accrued interest on long-term debt	3,966	2,673
Net cash used in operating activities	(2,362)	(14,880)

Cash flows from investing activities:
Purchase of property, plant and equipment	(568)	(807)
Net cash used in investing activities	(568)	(807)

Cash flows from financing activities:
Repayment of senior term loan	(880)	(1,320)
Payment for taxes withheld on stock awards	(161)	-
Net cash used in financing activities	(1,041)	(1,320)

Net decrease in cash, cash equivalents and restricted cash	(3,971)	(17,007)

Cash, cash equivalents and restricted cash, beginning of year	7,287	63,122

Cash, cash equivalents and restricted cash, end of period	$3,316	$46,115

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$567	$1,431
Cash paid for income taxes	$7	$159

Supplemental disclosures of non-cash financing activity
Non-cash debt amendment fee	$-	$463

Reconciliation of cash, cash equivalents and restricted cash. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$3,282	$45,930
Restricted cash	34	185
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$3,316	$46,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS

Airspan Networks Holdings Inc. (the “Company”) designs and produces wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations. Airspan provides Radio Access Network (“RAN”) products based on Open Virtualized Cloud Native Architectures that support technologies including 5G new radio (“5G NR”) and Long-Term Evolution (“LTE”), and Fixed Wireless standards, operating in licensed, lightly-licensed and unlicensed frequencies.

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

Mimosa Sale

On March 8, 2023 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Mimosa Purchase Agreement”) with Airspan Networks Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Seller”), Mimosa Networks, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Seller (“Mimosa”), and Radisys Corporation, an Oregon corporation (“Buyer”), pursuant to which Seller will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60.0 million in cash (subject to customary adjustments as set forth in the Mimosa Purchase Agreement) on the terms and subject to the conditions set forth in the Mimosa Purchase Agreement (the “Mimosa Sale”).

The accounting requirements for reporting the Mimosa business as held for sale were met, however, the requirements for discontinued operations were not met. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the assets and liabilities of the Mimosa business as held for sale for the periods presented. (See Note 6).

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

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022.

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

The Company had $74.4 million of current assets and $201.7 million of current liabilities as of March 31, 2023. During the three months ended March 31, 2023, the Company used $2.4 million in cash flows from operating activities. The Company is investing heavily in 5G research and development activities and the Company expects to continue to use cash from operations during the remainder of 2023 and through the first half of 2024. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 7 and 9) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	focusing the Company’s efforts to improve days sales outstanding to provide additional liquidity;

●	selling the Mimosa business for approximately $60.0 million; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

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

The Company’s accounts receivable are derived from sales of its products and approximately 83.6% and 66.9% of product sales were to non-U.S. customers for the three months ended March 31, 2023 and 2022, respectively. Three customers accounted for $25.2 million or 78.4% of the net accounts receivable balance as of March 31, 2023 and two customers accounted for $29.8 million or 59.8% of the net accounts receivable balance as of March 31, 2022. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 70.5% and 73.1% of revenue for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the Company had two customers whose revenue was greater than 10% of the three month period’s total revenue. For the three months ended March 31, 2022, the Company had three customers whose revenue was greater than 10% of the three month period’s total revenue.

The Company received 71.7% and 88.1% of goods for resale from five suppliers in the three months ended March 31, 2023 and 2022, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

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

In June 2016, the FASB issued ASU No. 2016-13 (amended by ASU 2019-10), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The new guidance was adopted by the Company on January 1, 2023, and it did not have a material impact on the Company’s condensed consolidated financial statements.

3.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended March 31,
	2023	2022
Products sales	$20,353	$31,977
Non-recurring engineering (“NRE”)	511	1,156
Product maintenance contracts	2,139	1,740
Professional service contracts	914	1,093
Software licenses	819	1,385
Other	37	213
Total revenue	$24,773	$37,564

There was no revenue recognized at a point in time for NRE services for the three months ended March 31, 2023 or for the three months ended March 31, 2022. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. Revenue recognized over time for NRE services using a cost-based input method amounted to $0.5 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2022	$9,001	$2,892
Balance as of March 31, 2023	9,512	2,228
Change	$511	$(664)

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of March 31, 2023 and December 31, 2022, deferred revenue (both current and noncurrent) of $2.0 million and $2.6 million, respectively, represents the Company’s remaining performance obligations, of which $2.1 million and $2.8 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the three months ended March 31, 2023 and 2022, include the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Amounts included in the beginning of year contract liability balance	$1,499	$1,045

4.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had goodwill of $13.6 million as of March 31, 2023 and December 31, 2022 resulting from a prior acquisition. Goodwill and Intangible assets, net are classified as Assets Held for Sale – Noncurrent at March 31, 2023.

Intangible assets, net consists of the following (in thousands):

	Weighted	March 31, 2023
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,319)	$4,491
Customer relationships	6	2,130	(1,509)	621
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,728)	$5,112

	Weighted	December 31, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,189)	$4,621
Customer relationships	6	2,130	(1,449)	681
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,538)	$5,302

Amortization expense related to the Company’s intangible assets amounted to $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

There will be no further amortization expense for the remainder of 2023 and thereafter related to the Company’s intangible assets as the long-lived assets in the disposal group should be recorded at the carrying amount at the time the assets are accounted as held for sale.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and related benefits and taxes	$8,051	$8,312
Fair value of embedded derivatives related to Convertible Debt	4,489	5,353
Royalties	3,732	3,610
Loan success fee related to Convertible Debt	2,858	2,858
Agent and sales commissions	955	1,224
Right-of-use lease liability, current portion	2,379	2,923
Tax liabilities	1,089	1,301
Product warranty liabilities	1,278	1,478
Product marketing	70	376
Manufacturing subcontractor costs	1,376	1,787
Legal and professional services	2,530	1,282
Other	1,594	1,739
Total accrued expenses and other current liabilities	$30,401	$32,243

6.	HELD FOR SALE

As discussed in Note 1, on March 8, 2023 the Company entered into the Purchase Agreement with Seller, Mimosa, and Buyer, pursuant to which the Seller will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60,000,000 in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants by the parties subject to specified exceptions and qualifications. Each party’s obligations to consummate the Transaction pursuant to the Purchase Agreement are subject to customary closing conditions as set out in the Mimosa Purchase Agreement, including, among others, approval of the Transaction by the Committee on Foreign Investment in the United States, approval of the Transaction by the Competition Authority of the Republic of Turkey, and approval of the Transaction by the senior lenders.

The Company has met the criteria for recording the Mimosa assets and liabilities as “held for sale” at March 31, 2023. Since the Company did not meet the criteria for held for sale at December 31, 2022, the assets and liabilities of the Mimosa group are recorded in their respective categories.

The assets and liabilities of the disposal group, Mimosa, were evaluated to determine whether the carrying amounts should be adjusted in accordance with other GAAP standards. After adjusting the assets and liabilities of the disposal group, the disposal group as a whole is measured at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization of long-lived assets in the disposal group will not be recorded during the period in which the disposal group meets the criteria for held for sale.

The unaudited condensed balance sheet of Mimosa at March 31, 2023 is as follows:

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Accounts receivable, net of allowance of $103 and $123 as of March 31, 2023 and December 31, 2022, respectively	7,420	7,413
Inventory	4,941	3,759
Prepaid expenses and other current assets	231	410
Total current assets	12,592	11,582
Property, plant and equipment, net	1,084	1,107
Goodwill	13,641	13,641
Intangible assets, net	5,113	5,302
Right-of-use assets, net	845	916
Other non-current assets	108	109
Total assets	$33,383	$32,657

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,105	$5,545
Accrued expenses and other current liabilities	1,587	1,517
Deferred revenue	271	253
Total current liabilities	11,963	7,315
Other long-term liabilities	17,294	21,103
Total liabilities	29,257	28,418
Total liabilities and stockholders’ deficit	$33,383	$32,657

7.	SUBORDINATED DEBT

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

The Company had subordinated debt outstanding of $9.0 million, plus $2.3 million and $2.1 million of accrued interest as of March 31, 2023 and December 31, 2022, respectively.

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

The Company had a subordinated term loan outstanding of $30.0 million, plus $12.4 million and $11.5 million of accrued interest as of March 31, 2023 and December 31, 2022, respectively.

9.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa, Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and DBFIP ANI LLC (“Fortress”) became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility and a credit agreement with Fortress (the “Fortress Credit Agreement”) with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. On August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 10) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents (the “March 2022 Fortress Credit Amendment”) to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the November 2022 Fortress Credit Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement.

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

To secure its obligations under the Fortress Credit Agreement, Fortress was assigned PWB’s security interest under the PWB Facility and the Company and certain of its subsidiaries granted Fortress as security for the obligations a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

The Fortress Credit Agreement and the Fortress Convertible Note Agreement each contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investment, as defined in the Fortress Credit Agreement and the Fortress Convertible Note Agreement, respectively), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Credit Amendment and the March 2022 Fortress Convertible Note Agreement Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). Pursuant to the March 2022 Fortress Credit Amendment and the March 2022 Fortress Convertible Note Agreement Amendment, the financial covenants included in the Fortress Credit Agreement and the Fortress Convertible Note Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. As of March 31, 2023, the Company was not in compliance with all applicable covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement.

The Company was not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the December 31, 2022 and the March 31, 2023 quarterly measurement dates, and the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, each of which is an event of default under those agreements. The Company did not make the payments due under the Fortress Credit Agreement and the Fortress Convertible Note Agreement on March 31, 2023, which is an event of default  under the Fortress Credit Agreement and the Fortress Convertible Note Agreement.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing covenant breaches. Even if the Company receives a waiver with respect to such existing breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 8) and subordinated debt (see Note 7) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current.

The Company’s senior term loan balance was $41.0 million and $44.1 million, inclusive of accrued interest of $5.8 million and $5.0 million, as of March 31, 2023 and December 31, 2022, respectively. Deferred financing fees of $3.2 million and $3.6 million are reflected as reductions of the outstanding senior term loan balance as of March 31, 2023 and December 31, 2022, respectively.

10.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Legacy Airspan, Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization completed on such date. Pursuant to the Fortress Convertible Note Agreement, $50.0 million was funded to the Company in exchange for the issuance of $50.0 million aggregate principal amount of senior secured convertible notes (the “Convertible Notes”) on August 13, 2021, the date of the reverse recapitalization. The Convertible Notes bear interest at 7.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes are pari passu in right of payment and lien priority with the obligations under the Fortress Credit Agreement and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

On March 29, 2022, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “March 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement to, entered into a Second Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement.

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

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

August 13, 2021
Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of March 31, 2023, the Company had convertible debt outstanding as shown below (in thousands):

March 31, 2023
Convertible Notes	$46,242
Loan discount costs	(750)
Total Convertible Notes	$45,492

As of March 31, 2023, the Company was not in compliance with all applicable covenants under the Fortress Convertible Note Agreement.

See Note 9 for further information related to the Fortress Convertible Note Agreement.

11.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three months ended March 31, 2023 and March 31, 2022.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s condensed consolidated financial instruments (in thousands):

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

	Level in	March 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$3,282	$3,282	$7,253	$7,253
Restricted cash	1	34	34	34	34
Cash and investment in severance benefit accounts	1	3,102	3,102	3,161	3,161

Liabilities:
Subordinated term loan – related party(a)	2	$42,449	$23,474	$41,528	25,503
Subordinated debt(a)	2	11,256	7,001	11,119	7,386
Senior term loan(a)	2	40,993	35,188	40,529	36,680
Convertible debt	2	45,492	45,880	43,928	48,249
Public Warrants(b)	1	575	575	345	345
Warrants(b)	3	29	29	36	36

(a)	As of March 31, 2023 and December 31, 2022, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the subordinated term loan – related party, subordinated debt and senior term loan were 33.98%, 37.59% and 28.00%, respectively, as of March 31, 2023 and 23.00%, 27.18% and 28.78%, respectively, as of December 31, 2022.

(b)	As of March 31, 2023 and December 31, 2022, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants as of March 31, 2023 were as follows:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$0.69	$0.69
Exercise price	$12.50-17.50	$11.50
Risk free rate	4.78%	3.66%
Expected volatility	101.1%	84.20%
Dividend yield	0.00%	0.00%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at the issuance date and as of the March 31, 2023 and December 31, 2022 reporting dates. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	March 31, 2023	December 31, 2022
Assumptions:
Stock price	$0.69	$1.31
Conversion strike price	$8.00	$8.00
Volatility	92.00%	94.00%
Dividend yield	0.00%	0.00%
Risk free rate	4.12%	4.32%
Debt discount rate	28.00%	15.10%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	$50,000	$50,000
Contingent put inputs and assumptions:
Probability of fundamental change	50.00%	33.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative	Call and contingent put derivative
Beginning balance, December 31, 2022	$36	$3,052	$2,301
Change in fair value	(7)	(2,912)	2,048
Ending balance, March 31, 2023	$29	$140	$4,349

The warrant liability is included in other long-term liabilities and the derivatives are included in accrued expenses and other current liabilities.

12.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $77.3 million as of March 31, 2023, the majority of which have expected delivery dates during the remainder of 2023.

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

Common Stock

As of March 31, 2023, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of March 31, 2023, there were 74,582,992 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors of the Company, payable either in cash, in property or in shares of capital stock. As of March 31, 2023, the Company had not declared any dividends.

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

The Series D Warrants expired unexercised in January 2021 and the Series D-1 Warrants and Series H warrants were converted as part of the Closing of the Business Combination and ceased to exist after the Business Combination.

Common Stock Warrants

As of March 31, 2023, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

On August 13, 2021, Airspan Networks Holdings Inc. (formerly New Beginnings Acquisition Corp.) (“NBA”) consummated a business combination transaction pursuant to a business combination agreement, dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company, and Airspan Networks Inc., a Delaware corporation. In connection with the closing of the business combination, the Company changed its name to Airspan Networks Holdings Inc. As part of NBA’s initial public offering, 11,500,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The Public Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire on August 13, 2026 at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Post-Combination Warrants

As of March 31, 2023, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. As of March 31, 2023, there were 3,000,000 Post-Combination $12.50 Warrants, 3,000,000 Post-Combination $15.00 Warrants, and 3,000,000 Post-Combination $17.50 Warrants outstanding. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing and (ii) the redemption date, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

14.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. There are 6,007,718 shares of Common Stock authorized for issuance under the 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of March 31, 2023, there were 14,385,619 shares of Common Stock reserved under the Plans.

The following table summarizes share-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$531	$966
Sales and marketing	507	1,083
General and administrative	894	4,474
Cost of sales	7	41
Total share-based compensation	$1,939	$6,564

Common Stock options

The following table sets forth the activity for all stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	7,812,178	$3.70	6.56	$2.23
Forfeited	(31,523)	2.26	-	1.46
Expired	(14,421)	5.40	-	2.86
Outstanding, March 31, 2023(a)	7,766,234	$3.70	6.32	$1.98
Exercisable, March 31, 2023(b)	4,870,164	$4.03	4.87	$2.12

(a)	There was no aggregate intrinsic value of all stock options outstanding as of March 31, 2023.
(b)	There was no aggregate intrinsic value of all vested/exercisable stock options as of March 31, 2023.

As of March 31, 2023, there was $3.9 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.72 years.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per share. The RSUs granted in connection with the MIP vested one year after the date of the grant, however, most RSU’s vest over three years.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2022	4,267,746	$3.58
Released	(387,204)	5.44
Forfeited	(49,610)	3.07
Outstanding (nonvested), March 31, 2023	3,830,932	$3.41

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $10.0 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 1.98 years.

15.	LOSS PER SHARE

Loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(20,889)	(29,738)

Denominator - basic and diluted:
Weighted average common shares outstanding	74,473,741	72,335,952

Loss per share - basic and diluted	$(0.28)	(0.41)

The following table sets forth the amounts excluded from the computation of diluted net loss per share as of March 31, 2023 and 2022, because their effect was anti-dilutive.

	March 31,
	2023	2022
Stock options outstanding	7,766,234	6,144,473
Non-vested shares of restricted stock	3,830,932	3,970,385
Warrants(a)	21,145,000	21,145,000
Convertible notes(a)	9,729,163	9,729,163

(a)	The Convertible Notes and warrants referred to in Notes 10 and 13 were also excluded on an as converted basis because their effect would have been anti-dilutive.

16.	RELATED PARTY TRANSACTIONS

As disclosed in Note 8, as of March 31, 2023 and December 31, 2022, Legacy Airspan had a Subordinated Term Loan with a related party, who is a shareholder of the Company. This same related party also has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $0.4 million and $0.1 million in revenue from sales of products and services to this related party for the three months ended March 31, 2023 and 2022, respectively. There were no receivables from this related party as of March 31, 2023 and December 31, 2022.

The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.5 million and $3.8 million, respectively, as of March 31, 2023. The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $5.5 million, respectively, as of December 31, 2022.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $8.5 million and $4.5 million as of March 31, 2023 and December 31, 2022, respectively. The Company derived approximately $8.7 million and $7.3 million in revenue from sales of products and services to this related party for the three months ended March 31, 2023 and 2022, respectively. A senior executive at this customer is also a member of the Company’s Board of Directors.

The Company derived revenues from sales of products and services to Dense Air Ltd. (“Dense Air”) amounting to approximately $52 thousand for the period from January 1, 2022 through March 7, 2022. As of March 7, 2022, Dense Air ceased to be a related party.

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

There have been no dividends received from Dense Air or Dense Air Networks L.P. for the years ended December 31, 2022 and 2021. The investments had no value at March 31, 2023 and December 31, 2022.

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

We started our business in digital wireless access, primarily voice services, rapidly becoming a leader in high performance wireless data networks. Our acquisition of Mimosa Networks, Inc. (“Mimosa”) in 2018 strengthened our position in the wireless broadband access market. Mimosa’s capabilities and innovation in wireless broadband point-to-point and point-to-multipoint networks strengthened our disruptive position in the mobile 4G/5G network densification space and expanded our existing North American presence with an engineering center in Silicon Valley. Mimosa’s channel-led sales strategy enhances the distribution of our existing products for specific vertical markets, such as private 4G and 5G and applications in citizens broadband radio service (“CBRS”). On March 8, 2023, we entered into a Stock Purchase Agreement to sell the Mimosa business to one of Airspan’s major customers while retaining a reseller arrangement to continue to market and sell the Mimosa products. See Recent Developments section below.

Our main operations are in: Slough, United Kingdom; Mumbai and Bangalore, India; Tokyo, Japan; Airport City, Israel; and Santa Clara, California, and our corporate headquarters is in Boca Raton, Florida.

Recent Developments

Mimosa Sale

On March 8, 2023 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Mimosa Purchase Agreement”) with Airspan Networks Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Seller”), Mimosa Networks, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Seller (“Mimosa”), and Radisys Corporation, an Oregon corporation (“Buyer”), pursuant to which Seller will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60.0 million in cash (subject to customary adjustments as set forth in the Mimosa Purchase Agreement) on the terms and subject to the conditions set forth in the Mimosa Purchase Agreement (the “Mimosa Sale”).

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenue, cost of revenue, research and development, sales and marketing, general and administrative, interest expense, income taxes and net income. To further help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe Adjusted EBITDA provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP consolidated financial statements. See the “Non-GAAP Financial Measures” section below for a reconciliation to net income (loss), the most directly comparable GAAP measure.

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

Our top three customers accounted for 70.5% and 73.1% of revenue for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company had two customers and three customers, respectively, whose revenue was greater than 10% of the quarter’s total revenue.

Our sales outside the U.S. and North America accounted for 82% and 66% of our total revenue in the three months ended March 31, 2023 and 2022, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended March 31,
Geographic Area	2023	2022
United States	16%	33%
Other North America	2%	1%
North America	18%	34%
India	35%	22%
Japan	34%	35%
Other Asia	6%	1%
Asia	75%	58%
Europe	5%	2%
Africa and the Middle East	1%	3%
Latin America and the Caribbean	1%	3%
Total revenue	100%	100%

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

Non-Operating Expenses

Interest Expense, Net

Interest expense, net consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consists of a term loan and delayed draw commitment. Interest on the term loan was determined based on the highest of a LIBOR rate, the commercial lending rate of the collateral agent and the federal funds rate, plus an applicable margin. Interest on the delayed draw commitment is based on the LIBOR Rate plus an applicable margin.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Revenues:
Products and software licenses	$21,210	$33,576
Maintenance, warranty and services	3,563	3,988
Total revenues	24,773	37,564

Cost of revenues:
Products and software licenses	13,295	24,473
Maintenance, warranty and services	1,131	1,022
Total cost of revenues	14,426	25,495
Gross profit	10,347	12,069

Operating expenses:
Research and development	14,191	16,521
Sales and marketing	5,682	9,330
General and administrative	7,665	11,158
Amortization of intangibles	189	284
Restructuring costs	260	-
Total operating expenses	27,987	37,293

Loss from operations	(17,640)	(25,224)

Interest expense, net	(4,534)	(4,568)
Change in fair value of warrant liability and derivatives, net	642	457
Other income (expense), net	561	(506)

Loss before income taxes	(20,971)	(29,841)

Income tax benefit	82	103

Net loss	$(20,889)	$(29,738)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Revenues for the above periods are presented below:

	Three Months Ended March 31,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Revenues:
Products and software licenses	$21,210	86%	$33,576	89%
Maintenance, warranty and services	3,563	14%	3,988	11%
Total revenues	$24,773	100%	$37,564	100%

Revenue from products and software licenses of $21.2 million for the three months ended March 31, 2023 decreased by $12.4 million from $33.6 million for the three months ended March 31, 2022. The decrease was due to lower demand for products and software licenses from customers in the US of $8.2 million, continued component constraints curtailing production for sale of products to customers in Asia Pacific of $3.0 million and lower sales in both Latin America and the Middle East and Africa of $0.6 million.

Revenue from maintenance, warranty and services of $3.6 million for the three months ended March 31, 2023 decreased by $0.4 million from $4.0 million for the three months ended March 31, 2022. This decrease was primarily due to lower sales in Asia Pacific of $0.2 million, lower sales in Middle East and Africa of $0.2 million and lower sales in the U.S. of $0.2 million, offset by increased sales in Europe of $0.2 million.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended March 31,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of Revenues:
Products and software licenses	$13,295	54%	$24,473	65%
Maintenance, warranty and services	1,131	5%	1,022	3%
Total cost of revenues	$14,426	58%	$25,495	68%

Cost of revenues from products and software licenses of $13.3 million for the three months ended March 31, 2023, decreased by $11.2 million from $24.5 million for the three months ended March 31, 2022. This decrease was primarily due to the reduction of revenue. The percentage of revenue decreased as a result of reduced volume of lower margin products together with a reduction of transportation and logistics costs in the three months ended March 31, 2023.

Cost of revenues from maintenance, warranty and services of $1.1 million for the three months ended March 31, 2023 increased slightly from $1.0 million for the three months ended March 31, 2022.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended March 31,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Operating expenses:
Research and development	$14,191	57%	$16,521	44%
Sales and marketing	5,682	23%	9,330	25%
General and administrative	7,665	31%	11,158	29%
Amortization of intangibles	189	1%	284	1%
Restructuring costs	260	1%	-	0%
Total operating expenses	$27,987	113%	$37,293	99%

Research and development—Research and development expenses were $14.2 million for the three months ended March 31, 2023, a decrease of $2.3 million from $16.5 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction of $2.3 million of headcount-related expenses for the three months ended March 31, 2023.

Sales and marketing—Sales and marketing expenses were $5.7 million for the three months ended March 31, 2023, a decrease of $3.6 million from $9.3 million for the three months ended March 31, 2022, primarily due to reductions in headcount-related expenses of $2.5 million, lower outside services of $0.5 million and $0.6 million of lower share-based compensation expense for the three months ended March 31, 2023.

General and administrative—General and administrative expenses of $7.7 million for the three months ended March 31, 2023 decreased by $3.5 million from $11.2 million for the three months ended March 31, 2022. The decrease was primarily due to $3.6 million of reduced share-based compensation expense, offset by $0.1 million of other additional expenses for the three months ended March 31, 2023.

Amortization of intangibles—Amortization of intangibles of $0.2 million for the three months ended March 31, 2023 decreased slightly from $0.3 million from the three months ended March 31, 2022.

Restructuring costs - Restructuring costs related to employee termination costs of $0.3 million for the three months ended March 31, 2023 increased as there were no restructuring costs for the three months ended March 31, 2022. We expect to incur further restructuring costs in 2023.

Non-Operating Expenses

Interest expense, net—Interest expense, net was $4.5 million for the three months ended March 31, 2023, a decrease of $0.1 million from $4.6 million for the three months ended March 31, 2022. The decrease was primarily due to loan amendment fees charged in the three months ended March 31, 2022 that were not charged in the same period in 2023.

Change in fair value of warrant liability and derivatives — Change in fair value of warrant liability and derivatives was a gain of $0.6 million for the three months ended March 31, 2023, a change of $0.1 million from a gain of $0.5 million for the three months ended March 31, 2022.

Other income (expense), net—Other income (expense), net was income of $0.6 million for the three months ended March 31, 2023, a difference of $1.1 million from expense of $0.5 million for the three months ended March 31, 2022. The difference was primarily due to $1.1 million in foreign currency gains.

Income tax benefit—Income tax benefit was $0.1 million of a benefit for the three months ended March 31, 2023 and March 31, 2022.

Net Loss

We had a net loss of $20.9 million for the three months ended March 31, 2023 compared to a net loss of $29.7 million for the three months ended March 31, 2022, a decrease of $8.8 million due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2023 was a loss of $13.8 million, representing a change of $4.2 million from a loss of $18.0 million for the three months ended March 31, 2022. The increase in Adjusted EBITDA was primarily due to the decrease in net loss discussed above and certain adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net Loss	$(20,889)	$(29,738)

Adjusted for:
Interest expense, net	4,534	4,568
Income tax benefit	(82)	(103)
Depreciation and amortization	1,052	1,121
EBITDA	(15,385)	(24,152)
Share-based compensation expense	1,939	6,564
Change in fair value of warrant liability and derivatives	(642)	(457)
Restructuring costs	260	-
Adjusted EBITDA	$(13,828)	$(18,045)

Liquidity and Capital Resources

In March 2023, Silicon Valley Bank and Signature Bank were closed and taken over by the FDIC, which created significant market disruption and uncertainty for those who bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States. We do not hold our cash at either of those banks. If the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

We had $74.4 million of current assets and $201.7 million of current liabilities as of March 31, 2023. During the three months ended March 31, 2023, we used $2.4 million in cash flows from operating activities. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2023 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	focusing the Company’s efforts to improve days sales outstanding to provide additional liquidity;

●	selling the Mimosa business for approximately $60.0 million; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

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

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. We also actively evaluate the potential negative impact of COVID-19 on our customers’ ability to pay our accounts receivable. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 90 days and 101 days as of March 31, 2023 and December 31, 2022, respectively. The decrease in DSO as of March 31, 2023 is due to higher relative collections in the three months ended March 31, 2023 compared to the three months ended December 31, 2022.

On August 6, 2015, we issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to a subordinated convertible note purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on June 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of March 31, 2023 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, we and certain of our subsidiaries as guarantors, entered into the Fortress Credit Agreement with Fortress. On August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. As of March 31, 2023, we were not in compliance with all applicable covenants under the Fortress Credit Agreement and a payment default occurred under the Fortress Credit Agreement. See Note 9 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

On August 13, 2021, we closed the business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company, and Airspan Networks Inc. (prior to the Business Combination, “Legacy Airspan”). In connection with the closing of the Business Combination, we issued 7,500,000 shares of Common Stock to certain investors that entered into subscription agreements concurrent with the Business Combination, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes.

As of March 31, 2023, we were not in compliance with all applicable covenants under the Fortress Convertible Note Purchase Agreement and a payment default occurred under the Fortress Convertible Notes. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

As of March 31, 2023, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $77.3 million, the majority of which have expected delivery dates during the remainder of 2023.

As of the date of this Quarterly Report, we do not believe our existing cash resources are sufficient to fund the cash needs of our business for at least the next 12 months.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(2,362)	$(14,880)
Net cash used in investing activities	(568)	(807)
Net cash used in financing activities	(1,041)	(1,320)
Net decrease in cash, cash equivalents and restricted cash	(3,971)	(17,007)
Cash, cash equivalents and restricted cash, beginning of period	7,287	63,122
Cash, cash equivalents and restricted cash, end of period	$3,316	$46,115

Operating Activities

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2023, a decrease of $ 12.5 million from net cash used in operating activities of $14.9 million for the three months ended March 31, 2022. The decrease is a result of $9.9 million more generated from working capital and $8.8 million more from results of our operations and offset by a $6.2 million decrease in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2023, a decrease of $0.2 million from $0.8 million for the three months ended March 31, 2022 due to lower purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2023, which consisted of a repayment of the senior term loan of $0.9 million and payment for taxes withheld on stock awards of $0.1 million.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes during the three months ended March 31, 2023, included the following:

●	Goodwill;

●	Share-based compensation;

●	Revenue recognition; and

●	Convertible Notes.

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

Additionally, we have chosen to rely on certain reduced reporting requirements applicable to emerging growth companies, including, among other things, that we are not required to (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of NBA’s initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 12 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for information regarding certain litigation to which we are a party.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

NYSE American MIMO WS Notification

On May 4, 2023, NYSE American LLC (the “NYSE American”) provided a written notice to the Company that the Company’s warrants, each exercisable for one share of the Company’s common stock at an exercise price of $11.50 per share, with a ticker symbol MIMO WS (the “Warrants”), had traded at sub-penny levels and, as a result, could be subject to suspension or delisting pursuant to Section 1001 of the NYSE American Company Guide. NYSE American will continue to monitor the trading price of the Warrants. The notification has no immediate effect on the listing or trading of the Warrants on the NYSE American.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 8, 2023, by and among Airspan Networks Holdings Inc, Airspan Networks Inc., Mimosa Networks, Inc., and Radisys Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not deemed filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2023.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Eric Stonestrom
Name:	Eric Stonestrom
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)