Form 10-Q
period 2023-06-30
Airspan Networks Holdings Inc.
filed 2023-08-09
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, 74,582,992 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

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

ii

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,102	$7,253
Restricted cash	35	34
Accounts receivable, net of allowance of $478 and $647 at June 30, 2023 and December 31, 2022, respectively	22,790	46,565
Inventory	10,592	18,556
Prepaid expenses and other current assets	16,159	17,289
Assets held for sale – current	15,352	-
Total current assets	75,030	89,697
Property, plant and equipment, net	5,686	7,351
Goodwill	-	13,641
Intangible assets, net	-	5,302
Right-of-use assets, net	3,711	5,697
Other non-current assets	3,059	3,407
Assets held for sale – non-current	20,913	-
Total assets	$108,399	$125,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,393	$26,173
Accrued expenses and other current liabilities	31,247	32,243
Deferred revenue	1,547	2,892
Senior term loan, current portion	4,179	40,529
Subordinated debt	11,396	11,119
Subordinated term loan – related party	-	41,528
Convertible debt	-	43,928
Current portion of long-term debt	265	259
Liabilities held for sale – current	12,015	-
Total current liabilities	78,042	198,671
Subordinated term loan – related party	43,402	-
Senior term loan	59,045	-
Convertible debt	47,749	-
Other long-term liabilities	9,561	7,223
Liabilities held for sale – non-current	375	-
Total liabilities	238,174	205,894

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 74,582,992 and 74,283,026 shares issued and outstanding at both June 30, 2023 and December 31, 2022	7	7
Additional paid-in capital	775,947	770,427
Accumulated deficit	(905,729)	(851,233)
Total stockholders’ deficit	(129,775)	(80,799)
Total liabilities and stockholders’ deficit	$108,399	$125,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Products and software licenses	$28,855	$44,028	$49,788	$77,604
Maintenance, warranty and services	3,268	2,917	7,108	6,905
Total revenues	32,123	46,945	56,896	84,509

Cost of revenues:
Products and software licenses	23,998	26,864	37,292	51,337
Maintenance, warranty and services	1,392	1,253	2,524	2,275
Total cost of revenues	25,390	28,117	39,816	53,612
Gross profit	6,733	18,828	17,080	30,897

Operating expenses:
Research and development	13,416	16,720	27,607	33,241
Sales and marketing	5,310	9,010	10,992	18,340
General and administrative	5,746	11,089	13,411	22,247
Amortization of intangibles	-	284	189	568
Restructuring costs	3,023	-	3,283	-
Total operating expenses	27,495	37,103	55,482	74,396

Loss from operations	(20,762)	(18,275)	(38,402)	(43,499)

Interest expense, net	(5,153)	(4,207)	(9,687)	(8,775)
Loss on extinguishment of debt	(8,281)	-	(8,281)	-
Change in fair value of warrant liability and derivatives, net	588	3,479	1,230	3,936
Other income (expense), net	(153)	(2,126)	408	(2,632)

Loss before income taxes	(33,761)	(21,129)	(54,732)	(50,970)

Income tax benefit (expense), net	154	112	236	215

Net loss	$(33,607)	$(21,017)	$(54,496)	$(50,755)

Loss per share - basic and diluted	$(0.45)	$(0.29)	$(0.73)	$(0.70)

Weighted average shares outstanding - basic and diluted	74,582,992	72,335,952	74,528,668	72,335,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	74,283,026	$7	$770,427	$(851,233)	$(80,799)
Net loss	-	-	-	(20,889)	(20,889)
Issuance of restricted shares, net of cash withheld for payment of taxes	299,966	-	(161)	-	(161)
Share-based compensation expense	-	-	1,939	-	1,939
Balance as of March 31, 2023	74,582,992	$7	$772,205	$(872,122)	$(99,910)
Net loss	-	-	-	(33,607)	(33,607)
Warrants issued	-	-	1,744	-	1,744
Share-based compensation expense	-	-	1,998	-	1,998
Balance as of June 30, 2023	74,582,992	$7	$775,947	$(905,729)	$(129,775)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(29,738)	(29,738)
Share-based compensation expense	-	-	6,564	-	6,564
Balance as of March 31, 2022	72,335,952	$7	$756,156	$(795,589)	$(39,426)
Net loss	-	-	-	(21,017)	(21,017)
Share-based compensation expense	-	-	6,972	-	6,972
Balance as of June 30, 2022	72,335,952	$7	$763,128	$(816,606)	$(53,471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(54,496)	$(50,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,772	2,275
Foreign exchange loss (gain) on long-term debt	6	(16)
Bad debt expense	172	7
Change in fair value of warrants and derivatives, net	(1,230)	(3,936)
Loss on extinguishment of debt	8,281	-
Non-cash debt amendment fee	-	463
Inventory impairment charge	7,215	-
Share-based compensation	3,937	13,536
Total adjustments	20,153	12,329
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,539	9,706
Increase in inventory	(1,496)	(302)
Decrease in prepaid expenses and other current assets	975	2,221
Decrease in other non-current assets	238	181
Increase (decrease) in accounts payable	1,611	(3,040)
(Decrease) increase in deferred revenue	(1,118)	1,686
Decrease in accrued expenses and other current liabilities	(623)	(65)
Increase in other long-term liabilities	4,220	151
Increase in accrued interest on long-term debt	5,825	5,394
Net cash used in operating activities	(12,172)	(22,494)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,122)	(1,632)
Net cash used in investing activities	(1,122)	(1,632)

Cash flows from financing activities:
Borrowings from senior term loan	19,981	-
Repayment of senior term loan	(1,760)	(2,640)
Payment of debt issuance costs	(1,916)	-
Payment of taxes withheld on stock awards	(161)	-
Net cash provided by (used in) financing activities	16,144	(2,640)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,850	(26,766)
Cash, cash equivalents and restricted cash, beginning of year	7,287	63,122
Cash, cash equivalents and restricted cash, end of period	$10,137	$36,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$3,873	$2,852
Cash (refunded) paid for income taxes	$18	$(146)

Supplemental disclosure of non-cash financing activities:
Non-cash debt amendment fee	$4,658	$463
Warrants issued for convertible debt	$1,744	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2023	2022
Cash and cash equivalents	$10,102	$36,305
Restricted cash	$35	$51
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$10,137	$36,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS

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

On August 13, 2021 (the “Closing”), the Company (formerly New Beginnings Acquisition Corp.) (the “Company”) consummated its previously announced business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”). In connection with the Closing of the Business Combination, the Company changed its name to Airspan Networks Holdings Inc. Unless the context otherwise requires, references to “Airspan”, the “Company”, “us”, “we”, “our” and any related terms prior to the Closing of the Business Combination are intended to mean Legacy Airspan and its consolidated subsidiaries, and after the Closing of the Business Combination, Airspan Networks Holdings Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires, references to “New Beginnings” and “NBA” are references to New Beginnings Acquisition Corp., the Company’s name prior to the Closing.

In connection with the Closing of the Business Combination, NBA sold 11,500,000 warrants each exercisable for one share of the Company’s common stock (the “Common Stock”) at a price of $11.50 per share, subject to adjustment (the “Public Warrants”), and 545,000 warrants each exercisable for one share of Common Stock at a price of $11.50 per share, subject to adjustment (the “Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”).

Mimosa Sale

On March 8, 2023 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Mimosa Purchase Agreement”) with Airspan Networks Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Seller”), Mimosa Networks, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Seller (“Mimosa”), and Radisys Corporation, an Oregon corporation (“Buyer”), pursuant to which Seller will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60.0 million in cash (subject to customary adjustments as set forth in the Mimosa Purchase Agreement) on the terms and subject to the conditions set forth in the Mimosa Purchase Agreement (the “Mimosa Sale”). On July 22, 2023, the parties to the Mimosa Purchase Agreement entered into Amendment No. 1 to Stock Purchase Agreement to amend the Mimosa Purchase Agreement to extend the Termination Date (as defined in the Mimosa Purchase Agreement), which is the date that the Mimosa Purchase Agreement may be terminated by either the Buyer or the Seller, by giving written notice of such termination to the other party, if the closing shall not have occurred on or prior to such date, to August 15, 2023. We anticipate that the closing will occur in August 2023.

The accounting requirements for reporting the Mimosa business as held for sale were met, however, the requirements for discontinued operations were not met. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the assets and liabilities of the Mimosa business as held for sale for the periods presented. (See Note 7).

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

The Company had $75.0 million of current assets and $78.0 million of current liabilities as of June 30, 2023. During the six months ended June 30, 2023, the Company used $12.2 million in cash flow from operating activities. The Company is investing heavily in 5G research and development and the Company expects to continue to use cash from operations during the remainder of 2023 and through the first half of 2024. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (as amended, restated, and otherwise supplemented and modified, the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 8 and 10) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

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

The Company’s accounts receivable are derived from sales of its products and approximately 74.2% and 50.7% of product sales were to non-U.S. customers for the three months ended June 30, 2023 and 2022, respectively and approximately 78.3% and 57.9% of product sales were to non-U.S. customers for the six months ended June 30, 2023 and 2022, respectively. Two customers accounted for $18.5 million, or 54.7%, of the net accounts receivable balance at June 30, 2023 and two customers accounted for $24.5 million, or 50.9% of the net accounts receivable balance at June 30, 2022. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 74% and 70% of revenue for the three months ended June 30, 2023 and 2022, respectively, and 71% and 68% of revenue for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, the Company had three customers whose revenue was greater than 10% of the three-month period’s total revenue. For the six months ended June 30, 2023, the Company had two customers whose revenue was greater than 10% of the six-month period’s total revenue. For the three months ended June 30, 2022, the Company had two customers whose revenue was greater than 10% of the three-month period’s total revenue. For the six months ended June 30, 2022, the Company had three customers whose revenue was greater than 10% of the six-month period’s total revenue.

The Company received 96.8% and 94.3% of goods for resale from five suppliers in the three months ended June 30, 2023 and 2022, respectively. The Company received 93.4% and 91.1% of goods for resale from five suppliers in the six months ended June 30, 2023 and 2022, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

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

3.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Products sales	$27,505	$42,792	$47,583	$74,769
Non-recurring engineering (“NRE”)	610	-	1,394	1,156
Product maintenance contracts	2,074	911	4,216	1,809
Professional service contracts	584	2,006	1,498	3,940
Software licenses	1,260	1,162	2,079	2,546
Other	90	74	126	289
Total revenue	$32,123	$46,945	$56,896	$84,509

There was $0.6 million and $0.9 million revenue recognized at a point in time for NRE services for the three and six months ended June 30, 2023, respectively. There was no revenue recognized at a point in time for NRE services for the three and six months ended June 30, 2022. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. There was no revenue recognized over time for NRE services using a cost-based input method for the three months ended June 30, 2023. There was no revenue recognized over time for NRE services using a cost-based input method for the three months ended June 30, 2022. Revenue recognized over time for NRE services using a cost-based input method amounted to $0.5 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2022	$9,001	$2,892
Balance as of June 30, 2023	9,512	1,774
Change	$511	$(1,118)

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of June 30, 2023 and December 31, 2022, deferred revenue (both current and noncurrent) of $1.8 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $1.6 million and $2.8 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the three and six months ended June 30, 2023 and 2022, include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amounts included in the beginning of year contract liability balance	$411	$835	$1,910	$1,880

4.	RESTRUCTURING ACTIVITIES

In the second quarter of 2023, as part of a strategic review of our operations, the Company implemented a cost reduction and restructuring program (the “2023 Restructuring Program”). The 2023 Restructuring Program was primarily comprised of entering into severance and termination agreements with employees. Formal announcements to the relevant employees were made in May, June and July 2023 and activities will be ongoing throughout the third and fourth quarter of 2023. The payments related to severance costs should be completed by March 31, 2024 and the payments related to the building costs should be completed by December 31, 2024.

Restructuring costs are presented separately on the consolidated statements of operations.

The following table presents the restructuring costs recognized by the Company under the 2023 Restructuring Program during the three and six-month periods ended June 30, 2023. The Company did not incur any costs for restructuring during the six months ended June 30, 2022.

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Severance costs	$2,312	$2,572
Other	711	711
Total restructuring costs	$3,023	$3,283

The following table represents the restructuring liabilities, which are presented within other accrued expenses in the consolidated balance sheet:

June 30, 2023
Balance, December 31, 2022	$231
Current period charges	3,283
Payments	(580)
Balance, June 30, 2023	$2,934

The Company also recorded an inventory impairment charge of $7.2 million in the three months ended June 30, 2023 which is included in cost of revenues in the consolidated statement of operations. A charge of $5.3 million relates to certain product initiatives that were eliminated or reduced as a result of the headcount reductions in the 2023 Restructuring Program and $1.9 million relates to an accrual for inventory on order for these eliminated or reduced product initiatives.

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had goodwill of $13.6 million as of June 30, 2023 and December 31, 2022 resulting from a prior acquisition. Goodwill and Intangible assets, net are classified as Assets Held for Sale – Noncurrent at June 30, 2023.

Intangible assets, net consists of the following (in thousands):

	Weighted	June 30, 2023
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,319)	$4,491
Customer relationships	6	2,130	(1,509)	621
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,728)	$5,112

	Weighted	December 31, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,189)	$4,621
Customer relationships	6	2,130	(1,449)	681
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,538)	$5,302

Amortization expense related to the Company’s intangible assets amounted to $0 and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

There will be no further amortization expense for the remainder of 2023 and thereafter related to the Company’s intangible assets as the long-lived assets in the disposal group should be recorded at the carrying amount at the time the assets are accounted as held for sale.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and related benefits and taxes	$7,356	$8,081
Fair value of embedded derivatives related to Convertible Debt	-	5,353
Royalties	3,377	3,610
Loan success fee related to Convertible Debt	2,858	2,858
Agent and sales commissions	1,078	1,224
Right-of-use lease liability, current portion	2,367	2,923
Tax liabilities	1,130	1,301
Restructuring costs	2,934	231
Product warranty liabilities	1,203	1,478
Product marketing	1,276	376
Manufacturing subcontractor costs	2,928	1,787
Legal and professional services	2,896	1,282
Other	1,844	1,739
Other accrued expenses	$31,247	$32,243

7.	HELD FOR SALE

As discussed in Note 1, on March 8, 2023 the Company entered into the Purchase Agreement with Seller, Mimosa, and Buyer, pursuant to which the Seller will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60,000,000 in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants by the parties subject to specified exceptions and qualifications. Each party’s obligations to consummate the Transaction pursuant to the Purchase Agreement are subject to customary closing conditions as set out in the Mimosa Purchase Agreement, including, among others, approval of the Transaction by the Committee on Foreign Investment in the United States, approval of the Transaction by the Competition Authority of the Republic of Turkey, and approval of the Transaction by the senior lenders. The approval by the Committee on Foreign Investment in the United States and the approval of the Competition Authority of the Republic of Turkey have been received, and the closing is anticipated to occur in August 2023.

The Company met the criteria for recording the Mimosa assets and liabilities as “held for sale” at June 30, 2023. Since the Company did not meet the criteria for held for sale at December 31, 2022, the assets and liabilities of the Mimosa group are recorded in their respective categories.

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

The unaudited condensed balance sheet of Mimosa at June 30, 2023 is as follows:

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Accounts receivable, net of allowance of $103 and $123 as of June 30, 2023 and December 31, 2022, respectively	$11,064	$7,413
Inventory	4,133	3,759
Prepaid expenses and other current assets	155	410
Total current assets	15,352	11,582
Property, plant and equipment, net	1,204	1,107
Goodwill	13,641	13,641
Intangible assets, net	5,112	5,302
Right-of-use assets, net	845	916
Other non-current assets	111	109
Total assets	$36,265	$32,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,391	$5,545
Accrued expenses and other current liabilities	1,397	1,517
Deferred revenue	227	253
Total current liabilities	12,015	7,315
Other long-term liabilities	375	449
Total liabilities	12,390	7,764
Total liabilities and stockholders’ equity	$36,265	$32,657

8.	SUBORDINATED DEBT

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 10). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note. The Company had subordinated debt outstanding of $9.0 million, plus $2.4 million and $2.1 million of accrued interest as of June 30, 2023 and December 31, 2022, respectively.

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

The Company had a subordinated term loan outstanding of $30.0 million, plus $13.4 million and $11.5 million of accrued interest as of June 30, 2023 and December 31, 2022, respectively. The subordinated term loan is classified as long-term at June 30, 2023 as the Company is in compliance with the Fortress covenants. At March 31, 2023 and December 31, 2022, the subordinated term loan was classified as current as the Company had breached covenants with Fortress.

10.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and Fortress became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility as the Fortress Credit Agreement with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2021 Fortress Amendment”) to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 11) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On May 18, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Second Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents (the “May 2023 Credit Agreement Amendment”) relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, (i) certain consents related to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Credit Agreement in the limited manner set forth therein, (iii) terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement and establish new delayed draw term loan commitments in the aggregate amount of $25 million, (iv) modify the interest rates applicable to certain loans under the Fortress Credit Agreement, (v) provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock (collectively, the “Warrants”), (vi) amend certain financial covenants, (vii) provide for additional fees related to the Fortress Credit Agreement, and (viii) amend and restate the Fortress Credit Agreement. The Warrants provided for under the Fortress Credit Agreement were issued to certain lenders or their designees and will be exercisable to purchase one share of the Company’s common stock at an exercise price of $0.01 per share. The Warrants have a term of 7.5 years and will become exercisable upon the earliest to occur of (i) the third anniversary of the issuance of the warrants, (ii) an “Acquisition” as defined in the Warrant, (iii) any debt financing or issuance of equity or instruments convertible into equity interests of the Company in which the Company receives in excess of $50 million in one or a series of related transactions, and (iv) any other strategic transactions, joint ventures, financings or combinations between the Company and one or more investors or third parties in which the Company or its subsidiaries receive in excess of $50 million in one or a series of related transactions.

With the May 2023 Credit Agreement Amendment, the interest rates were increased to 5.5% plus SOFR to up to 8.5% for the paid in-kind interest. The maturity of the loan did not change. The Company accounted for the May 2023 Credit Agreement Amendment as a loss on debt extinguishment of which $5.1 million is related to the senior term loan.

The Fortress Credit Agreement initial term loan total commitment of $34.0 million and a term loan commitment of $10.0 million were both funded to Legacy Airspan on December 30, 2020. Pursuant to the Fortress Credit Agreement, the Company may expand the term loan commitment by $25.0 million subject to the terms and conditions of the Fortress Credit Agreement. The maturity date of the total loan commitment is December 30, 2024. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contained a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021.

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

The Fortress Credit Agreement and the Fortress Convertible Note Agreement each contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investment, as defined in the Fortress Credit Agreement and the Fortress Convertible Note Agreement, respectively), and make distributions. In addition, financial covenants apply. Prior to the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment, these financial covenants included (a) minimum liquidity of an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default existed under the Fortress Credit Agreement, (b) minimum last twelve-month revenue and (c) minimum last twelve-month Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). Pursuant to the May 2023 Fortress Credit Agreement Amendment, the financial covenants included in the Fortress Credit Agreement and the Fortress Convertible Note Agreement were amended to (i) decrease the required minimum liquidity to $2.0 million and, from and after the Closing Date, $4.0 million, (ii) modify the minimum revenue covenant levels and change to a three-month test period, and (iii) modify the minimum EBITDA covenant levels and change to a three-month test period. Revenue and EBITDA financial covenants are tested quarterly.

The Company was not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the December 31, 2022 and the March 31, 2023 quarterly measurement dates, and the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, until the date of the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment, each of which is an event of default under those agreements. The Company did not make the payments due under the Fortress Credit Agreement and the Fortress Convertible Note Agreement on March 31, 2023, which was an event of default under the Fortress Credit Agreement and the Fortress Convertible Note Agreement. Each of these defaults was waived pursuant to the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment.

Based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it may not be in compliance with certain of the prospective financial covenants under the May 2023 Credit Agreement Amendment and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the May 2023 Credit Agreement Amendment and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments.

As of June 30, 2023, the Company was in compliance with all applicable covenants under the Fortress Credit Agreement. Prior to June 30, 2023, the Company had breached certain covenants, but they were waived by the lender when the May 2023 Credit Agreement Amendment was executed.

The Company’s senior term loan balance was $65.9 million and $44.1 million, inclusive of accrued interest of $6.4 million and $5.0 million, as of June 30, 2023 and December 31, 2022, respectively. Deferred financing fees of $2.7 million and $3.6 million are reflected as reductions of the outstanding senior term loan balance as of June 30, 2023 and December 31, 2022, respectively.

11.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Legacy Airspan, Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization described in Note 3. Pursuant to the Fortress Convertible Note Agreement, $50.0 million was funded to the Company in exchange for the issuance of $50.0 million aggregate principal amount of Convertible Notes on August 13, 2021, the date of the reverse recapitalization, which amount was increased to $52.5 million under the May 2023 Fortress Convertible Note Agreement Amendment. The Convertible Notes bear interest, prior to May 18, 2023, at 7.0% per annum, and from and after May 18, 2023, at 10.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes are pari passu in right of payment and lien priority with the obligations under the Fortress Credit Agreement and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

On March 29, 2022, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “March 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes. On May 18, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Third Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents (the “May 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, (i) provide for certain consents relating to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein, (iii) imposed a $2.5 million fee, which was capitalized to increase the aggregate principal amount of the Convertible Notes to $52.5 million, (iv) increase the interest rate applicable to the Convertible Notes to 10.00%, and (v) provide for additional fees related to the Fortress Convertible Note Purchase Agreement and the Convertible Notes. On May 28, 2023, the Company reissued $52.5 million aggregate principal amount of Convertible Notes.

With the May 2023 Fortress Convertible Note Agreement Amendment, the interest rates were increased to 10.0%. The maturity of the loan did not change. The Company accounted for the May 2023 Fortress Convertible Note Agreement Amendment as a loss on debt extinguishment of which $3.2 million is related to the convertible debt.

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

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

August 13, 2021
Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of June 30 2023, the Company had convertible debt outstanding as shown below (in thousands):

June 30, 2023
Convertible Notes	$44,387
Accrued interest, less loan discount costs	3,362
Total Convertible Notes	$47,749

As of June 30, 2023, the Company was in compliance with all applicable covenants under the Fortress Convertible Note Agreement. The Company was not in compliance with all applicable covenants at March 31, 2023 and December 31, 2022, therefore, the convertible notes were classified as current liabilities.

See Note 10 for further information related to the Fortress Convertible Note Agreement.

12.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three and six months ended June 30, 2023 and 2022.

Financial Disclosures about Fair Value of Financial Instruments

The table below sets forth information related to the Company’s condensed consolidated financial instruments (in thousands):

	Level in	June 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$10,102	$10,102	$7,253	$7,253
Restricted cash	1	35	35	34	34
Cash and investment in severance benefit accounts	1	2,917	2,917	3,161	3,161

Liabilities:
Subordinated term loan(a)	2	$43,402	$25,107	$41,528	$25,503
Subordinated debt(a)	2	11,396	7,346	11,119	7,386
Senior term loan(a)	2	63,224	55,105	40,529	36,680
Convertible debt	2	47,749	49,325	43,928	48,249
Public Warrants	1	15	15	345	345
Warrants(b)	3	1	1	36	36

(a)	As of June 30, 2023 and December 31, 2022, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the subordinated term loan, subordinated debt and senior term loan were 34.45%, 40.74% and 32.19%, respectively, as of June 30, 2023 and 23.00%, 27.18% and 28.78%, respectively, as of December 31, 2022.
(b)	As of June 30, 2023 and December 31, 2022, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Post-Combination Warrants and Private Placement Warrants as of June 30, 2023 were as follows:

	Post- Combination Warrants	Private Placement Warrants
Assumptions:
Stock price	$0.17	$0.17
Exercise price	$12.50 – 17.50	$11.50
Risk free rate	4.47%	4.47%
Expected volatility	84.2%	84.2%
Dividend yield	0.0%	0.0%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at the issuance date and as of the June 30, 2023 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	June 30, 2023	December 31, 2022
Assumptions:
Stock price	$0.17	$1.31
Conversion strike price	$8.00	$8.00
Volatility	92.00%	94.00%
Dividend yield	0.00%	0.00%
Risk free rate	4.12%	4.32%
Debt discount rate	28.00%	15.10%
Coupon interest rate	7.00%	7.00%
Face amount (in thousands)	$52,500	$50,000
Contingent put inputs and assumptions:
Probability of fundamental change	50.00%	33.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative	Call and contingent put derivative
Beginning balance, December 31, 2022	$36	$3,052	$2,301
Change in fair value	(35)	(2,912)	2,048
Ending balance, June 30, 2023	$1	$140	$4,349

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

13.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $73.5 million as of June 30, 2023, of which $55.6 million relates to Mimosa. The majority of the commitments have expected delivery dates during the remainder of 2023.

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

Common Stock

As of June 30, 2023, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of June 30, 2023, there were 74,582,992 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors of the Company (the “Board”), payable either in cash, in property or in shares of capital stock. As of June 30, 2023, the Company had not declared any dividends.

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

Common Stock Warrants

As of June 30, 2023, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

Post-Combination Warrants

As of June 30, 2023, there are 9,000,000 Post-Combination Warrants outstanding.

At Closing, the Company issued Post-Combination Warrants exercisable for 9,000,000 shares of Company Common Stock. The Post-Combination Warrants include: (i) 3,000,000 Post-Combination $12.50 Warrants; (ii) 3,000,000 Post-Combination $15.00 Warrants; and (iii) 3,000,000 Post-Combination $17.50 Warrants. The Post-Combination Warrants may only be exercised during the period commencing on the Closing and terminating on the earlier of (i) two years following the date of the Closing, August 13, 2023, and (ii) the redemption date, for a price of $12.50 per Post-Combination $12.50 Warrant, $15.00 per Post-Combination $15.00 Warrant and $17.50 per Post-Combination $17.50 Warrant.

Fortress Warrants

In connection with the May 2023 Credit Agreement Amendment relating to the Fortress Credit Agreement with Fortress, the Company issued 5,912,040 warrants to purchase shares of the Company’s common stock Warrants. The Warrants provided for under the Fortress Credit Agreement were issued to certain lenders or their designees and will be exercisable to purchase one share of the Company’s common stock at an exercise price of $0.01 per share. The Warrants have a term of 7.5 years and will become exercisable upon the earliest to occur of (i) the third anniversary of the issuance of the warrants, (ii) an “Acquisition” as defined in the Warrant, (iii) any debt financing or issuance of equity or instruments convertible into equity interests of the Company in which the Company receives in excess of $50 million in one or a series of related transactions, and (iv) any other strategic transactions, joint ventures, financings or combinations between the Company and one or more investors or third parties in which the Company or its subsidiaries receive in excess of $50 million in one or a series of related transactions. The Company recorded $1.7 million reduction of the convertible debt and a $1.7 million increase in additional paid in capital.

15.	SHARE-BASED COMPENSATION

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. On June 21, 2022, the 2021 Plan was amended and restated to, among other things, increase the number of shares of Common Stock authorized for issuance under the 2021 Plan by 5,643,450 shares. As of June 30, 2023, there were 6,007,718 shares of Common Stock authorized for issuance under the amended and restated 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of June 30, 2023, there were 14,383,618 shares of Common Stock authorized for issuance under the Plans.

The following table summarizes share-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$570	$1,169	$1,101	$2,135
Sales and marketing	517	1,197	1,024	2,279
General and administrative	904	4,541	1,798	9,015
Cost of sales	7	65	14	107
Total share-based compensation	$1,998	$6,972	$3,937	$13,536

Common Stock Options

The following table sets forth the activity for all Common Stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	7,812,178	$3.70	6.56	$2.23
Forfeited	(31,523)	2.26	-	1.46
Expired	(14,421)	5.40	-	2.86
Outstanding, June 30, 2023(a)	7,766,234	$3.70	6.02	$1.98
Exercisable, June 30, 2023(b)	5,566,087	$3.89	5.11	$2.06

(a)	There was no aggregate intrinsic value of all stock options outstanding as of June 30, 2023.
(b)	There was no aggregate intrinsic value of all vested/exercisable stock options as of June 30, 2023.

As of June 30, 2023, there was $3.3 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.47 years.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per RSU. The RSUs granted in connection with the MIP vest one year after the date of the grant.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2022	4,267,746	$3.58
Granted	681,620	0.56
Released	(387,204)	5.44
Forfeited	(51,611)	3.25
Outstanding (nonvested), June 30, 2023	4,510,551	$2.97

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, there was $8.8 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 1.72 years.

16.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(33,607)	$(21,017)	$(54,496)	$(50,755)

Denominator - basic and diluted:
Weighted average common shares outstanding	74,582,992	72,335,952	74,528,668	72,335,952

Net loss per share - basic and diluted	$(0.45)	$(0.29)	$(0.73)	$(0.70)

The following table sets forth the amounts excluded from the computation of diluted net loss per share as of June 30, 2023 and 2022 because their effect was anti-dilutive.

	June 30,
	2023	2022
Stock options outstanding	7,766,234	7,983,614
Non-vested shares of restricted stock	4,510,551	6,759,150
Warrants(a)	27,057,040	21,145,000
Convertible notes(a)	9,729,163	9,729,163

(a)	The Convertible Notes and warrants referred to in Notes 11 and 14 were also excluded on an as converted basis because their effect would have been anti-dilutive.

17.	RELATED PARTY TRANSACTIONS

As disclosed in Note 9, as of June 30, 2023 and December 31, 2022, Legacy Airspan had a subordinated term loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived no revenue from sales of products and services to this related party for the three months ended June 30, 2023 and approximately $41 thousand for the six months ended June 30, 2023.

The Company had an outstanding receivable from and payable to a related party, a stockholder, amounting to $0 million and $2.5 million, respectively, as of June 30, 2023. The Company had an outstanding receivable from and payable to the same related party, amounting to $0.4 million and $5.5 million, respectively, as of December 31, 2022.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $11.7 million and $4.5 million as of June 30, 2023 and December 31, 2022, respectively. The Company derived approximately $8.4 million and $4.5 million in revenue from sales of products and services to this related party for the three months ended June 30, 2023 and 2022, respectively. A senior executive at this customer is also a member of the Board.

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

There have been no dividends received from Dense Air or Dense Air Networks L.P. for the years ended December 31, 2022 and 2021. The investments had no value at June 30, 2023 and December 31, 2022.

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

Recent Developments

Fortress Amendment

On May 18, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the May 2023 Credit Agreement Amendment relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, (i) certain consents related to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Credit Agreement in the limited manner set forth therein, (iii) terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement and establish new delayed draw term loan commitments in the aggregate amount of $25 million, (iv) modify the interest rates applicable to certain loans under the Fortress Credit Agreement, (v) provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock, (vi) amend certain financial covenants, (vii) provide for additional fees related to the Fortress Credit Agreement, and(viii) amend and restate the Fortress Credit Agreement. The Warrants provided for under the Fortress Credit Agreement were issued to certain lenders or their designees and will be exercisable to purchase one share of the Company’s common stock at an exercise price of $0.01 per share. The Warrants have a term of 7.5 years and will become exercisable upon the earliest to occur of (i) the third anniversary of the issuance of the warrants, (ii) an “Acquisition” as defined in the Warrant, (iii) any debt financing or issuance of equity or instruments convertible into equity interests of the Company in which the Company receives in excess of $50 million in one or a series of related transactions, and (iv) any other strategic transactions, joint ventures, financings or combinations between the Company and one or more investors or third parties in which the Company or its subsidiaries receive in excess of $50 million in one or a series of related transactions.

On May 18, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into the May 2023 Fortress Convertible Note Agreement Amendment to, among other things, (i) provide for certain consents relating to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein, (iii) imposed a $2.5 million fee, which was capitalized to increase the aggregate principal amount of the Convertible Notes to $52.5 million, (iv) increase the interest rate applicable to the Convertible Notes to 10.00%, and (v) provide for additional fees related to the Fortress Convertible Note Purchase Agreement and the Convertible Notes. On May 28, 2023, the Company reissued $52.5 million aggregate principal amount of Convertible Notes.

Mimosa Sale

On March 8, 2023 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Mimosa Purchase Agreement”) with Airspan Networks Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Seller”), Mimosa Networks, Inc., a Delaware corporation and a direct wholly-owned subsidiary of Seller (“Mimosa”), and Radisys Corporation, an Oregon corporation (“Buyer”), pursuant to which Seller will sell all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60.0 million in cash (subject to customary adjustments as set forth in the Mimosa Purchase Agreement) on the terms and subject to the conditions set forth in the Mimosa Purchase Agreement (the “Mimosa Sale”). We anticipate that the closing will occur in August 2023.

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

Our top three customers accounted for 73.8% and 69.6% of revenue for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company had three customers and two customers, respectively, whose revenue was greater than 10% of the period’s total revenue.

Our sales outside the U.S. and North America accounted for 74.2% and 50.7% of our total revenue in the three months ended June 30, 2023 and 2022, respectively, and 78.3% and 57.9% of our total revenue in the six months ended June 30, 2023 and 2022, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Area	2023	2022	2023	2022
United States	26%	49%	22%	42%
Other North America	-%	-%	-%	1%
North America	26%	49%	22%	43%
India	27%	10%	30%	15%
Japan	34%	33%	34%	34%
Other Asia	2%	1%	4%	1%
Asia	63%	44%	68%	50%
Europe	4%	4%	5%	3%
Africa and the Middle East	5%	1%	3%	2%
Latin America and the Caribbean	2%	2%	2%	2%
Total revenue	100%	100%	100%	100%

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

Non-Operating Expenses

Interest Expense, Net

Interest expense, net consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consists of a term loan and delayed draw commitment. Interest on the term loan was determined based on the highest of a LIBOR rate, the commercial lending rate of the collateral agent and the federal funds rate, plus an applicable margin. Interest on the delayed draw commitment was based on the LIBOR rate plus an applicable margin. The LIBOR rates were replaced with SOFR rates pursuant to the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment.

Loss on Extinguishment of Debt

The senior term loan and convertible debt were amended with the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment. Due to the increased interest rates and maturity amounts, the modification of terms was accounted for as debt extinguishment and all fees from the prior agreement were expensed as loss on extinguishment of debt in the consolidated statement of operations.

Income Tax Benefit, Net

Our provision for income tax benefit, net includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. Some of our net operating loss carryforwards will begin to expire in 2025 and continue to expire through 2037. Our income tax benefit, net has been impacted by non-deductible expenses, including equity compensation and research and development amortization.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues	$32,123	$46,945	$56,896	$84,509
Cost of revenues	25,390	28,117	39,816	53,612
Gross profit	6,733	18,828	17,080	30,897

Operating expenses:
Research and development	13,416	16,720	27,607	33,241
Sales and marketing	5,310	9,010	10,992	18,340
General and administrative	5,746	11,089	13,411	22,247
Amortization of intangibles	-	284	189	568
Restructuring costs	3,023	-	3,283	-
Total operating expenses	27,495	37,103	55,482	74,396

Loss from operations	(20,762)	(18,275)	(38,402)	(43,499)

Interest expense, net	(5,153)	(4,207)	(9,687)	(8,775)
Loss on extinguishment of debt	(8,281)	-	(8,281)	-
Change in fair value of warrant liability and derivatives, net	588	3,479	1,230	3,936
Other income (expense), net	(153)	(2,126)	408	(2,632)

Loss before income taxes	(33,761)	(21,129)	(54,732)	(50,970)

Income tax benefit, net	154	112	236	215

Net loss	$(33,607)	$(21,017)	$(54,496)	$(50,755)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Revenues for the above periods are presented below:

	Three Months Ended June 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Revenues:
Products and software licenses	$28,855	89.8%	$44,028	93.8%
Maintenance, warranty and services	3,268	10.2%	2,917	6.2%
Total revenues	$32,123	100.0%	$46,945	100.0%

Revenue from products and software licenses of $28.9 million for the three months ended June 30, 2023 decreased by $15.2 million from $44.0 million for the three months ended June 30, 2022. This change was primarily due to decreases in sales of products to three customers in the U.S. of $17.7 million, other customers in the U.S. of $0.6 million, and other regions of $0.6 million. The reductions in revenue were offset by an increase in sales to one customer in the U.S. of $3.7 million.

Revenue from maintenance, warranty and services of $3.3 million for the three months ended June 30, 2023 increased by $0.3 million from $2.9 million for the three months ended June 30, 2022. This increase was primarily due to an increase in NRE revenue of $0.6 million and service revenue of $0.1 million, offset by a decrease in maintenance revenue of $0.4 million.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended June 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenues:
Products and software licenses	$23,998	74.7%	$26,864	57.2%
Maintenance, warranty and services	1,392	4.3%	1,253	2.7%
Total cost of revenues	$25,390	79.0%	$28,117	59.9%

Cost of revenues from products and software licenses of $24.0 million for the three months ended June 30, 2023 decreased by $2.9 million from $26.9 million for the three months ended June 30, 2022. This change was primarily due to the decrease in revenue and indirect costs, offset by an inventory impairment charge of $7.2 million. A charge of $5.3 million relates to certain product initiatives that were eliminated or reduced as a result of the headcount reductions in the 2023 Restructuring Program and $1.9 million relates to an accrual for inventory on order for these eliminated or reduced product initiatives.

Cost of revenues from maintenance, warranty and services of $1.4 million for the three months ended June 30, 2023 increased by $0.1 million from $1.3 million for the three months ended June 30, 2022, primarily driven by revenue growth.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended June 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Operating expenses:
Research and development	$13,416	41.8%	$16,720	35.6%
Sales and marketing	5,310	16.5%	9,010	19.2%
General and administrative	5,746	17.9%	11,089	23.6%
Amortization of intangibles	-	-%	284	0.6%
Restructuring costs	3,023	9.4%	-	-%
Total operating expenses	$27,495	85.6%	$37,103	79.0%

Research and development — Research and development expenses were $13.4 million for the three months ended June 30, 2023, a decrease of $3.3 million from $16.7 million for the three months ended June 30, 2022. The decrease was primarily due to decreased headcount-related expenses of $2.6 million, decreased share-based compensation of $0.6 million, and decreased other costs of $0.1 million.

Sales and marketing — Sales and marketing expenses were $5.3 million for the three months ended June 30, 2023, a decrease of $3.7 million from $9.0 million for the three months ended June 30, 2022, primarily due to decreased headcount-related expenses of $2.4 million, decreased share-based compensation of $0.7 million and decreased other costs of $0.6 million.

General and administrative — General and administrative expenses of $5.7 million for the three months ended June 30, 2023 decreased by $5.4 million from $11.1 million for the three months ended June 30, 2022. The decrease was primarily due to decreased share-based compensation of $3.7 million, decreased headcount and related costs of $0.9 million, and decreased other costs of $0.8 million.

Amortization of intangibles — There was no amortization of intangibles for the three months ended June 30, 2023 in comparison to amortization of intangibles of $0.3 million for the three months ended June 30, 2022.

Restructuring costs — Restructuring costs related to employee termination costs of $3.0 million for the three months ended June 30, 2023, compared to no restructuring costs for the three months ended June 30, 2022. We expect to incur further restructuring costs in 2023. The increase is a result of our announced 2023 Restructuring Program.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $5.2 million for the three months ended June 30, 2023, an increase of $1.0 million from $4.2 million for the three months ended June 30, 2022. The increase was due to a higher average debt outstanding and the increase in the base interest rates charged in the three months ended June 30, 2023 compared to the same period in 2022.

Loss on extinguishment of debt — Loss on extinguishment of debt was $8.3 million for the three months ended June 30, 2023, compared with $0 million for the three months ended June 30, 2022. There was a $5.1 million loss on the extinguishment of the senior term loan and $3.2 million loss on the extinguishment of the convertible debt.

Change in fair value of warrant liability and derivatives — Change in fair value of warrant liability and derivatives was a gain of $0.6 million for the three months ended June 30, 2023, a change of $2.8 million from a gain of $3.5 million for the three months ended June 30, 2022.

Other income (expense), net — Other income (expense), net was expense of $0.1 million for the three months ended June 30, 2023, a decrease of $2.0 million from expense of $2.1 million for the three months ended June 30, 2022. The difference was primarily due to $2.0 million in foreign currency losses for the three months ended June 30, 2022.

Income tax benefit, net — Income tax benefit, net was a benefit of $0.2 million and a benefit of $0.1 million for the three months ended June 30, 2023 and 2022, respectively.

Net Loss

We had a net loss of $33.6 million for the three months ended June 30, 2023 compared to a net loss of $21.0 million for the three months ended June 30, 2022, a change of $12.6 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2023 was a loss of $15.2 million, representing a change of $2.9 million from a loss of $12.3 million for the three months ended June 30, 2022. The increase in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
($ in thousands)	2023	2022
Net loss	$(33,607)	$(21,017)

Adjusted for:
Interest expense, net	5,153	4,207
Income tax (benefit) expense, net	(154)	(112)
Depreciation and amortization	720	1,154
EBITDA	(27,888)	(15,768)
Share-based compensation expense	1,998	6,972
Change in fair value of warrant liability and derivatives	(588)	(3,479
Loss on extinguishment of debt	8,281	-
Restructuring costs	3,023	-
Adjusted EBITDA	$(15,174)	$(12,275)

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Revenues for the above periods are presented below:

	Six Months Ended June 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Revenues:
Products and software licenses	$49,788	87.5%	$77,604	91.8%
Maintenance, warranty and services	7,108	12.5%	6,905	8.2%
Total revenues	$56,896	100.0%	$84,509	100.0%

Revenue from products and software licenses of $49.8 million for the six months ended June 30, 2022 decreased by $27.8 million from $77.6 million for the six months ended June 30, 2022. This change was primarily due to decreases in sales of products to three customers in the U.S. of $25.1 million, other customers in the U.S. of $1.4 million, and other regions of $5.0 million. The reductions in revenue were offset by an increase in sales to one customer in the U.S. of $3.7 million.

Revenue from maintenance, warranty and services of $7.1 million for the six months ended June 30, 2023 increased by $0.2 million from $6.9 million for the six months ended June 30, 2022. This increase was primarily due to an increase in NRE revenue of $0.2 million.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Six Months Ended June 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenues:
Products and software licenses	$37,292	93.7%	$51,337	60.7%
Maintenance, warranty and services	2,524	4.4%	2,275	2.7%
Total cost of revenues	$39,816	98.1%	$53,612	63.4%

Cost of revenues from products and software licenses of $37.3 million for the six months ended June 30, 2023 decreased by $14.0 million from $51.3 million for the six months ended June 30, 2022. This change was primarily due to the decrease in revenue and indirect costs, offset by an inventory impairment charge of $7.2 million. A charge of $5.3 million relates to certain product initiatives that were eliminated or reduced as a result of the headcount reductions in the 2023 Restructuring Program and $1.9 million relates to an accrual for inventory on order for these eliminated or reduced product initiatives.

Cost of revenues from maintenance, warranty and services of $2.5 million for the six months ended June 30, 2023 increased by $0.2 million from $2.3 million for the six months ended June 30, 2022.

Operating Expenses

Operating expenses for the above periods are presented below:

	Six Months Ended June 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Operating expenses:
Research and development	$27,607	48.5%	$33,241	39.3%
Sales and marketing	10,992	19.3%	18,340	21.7%
General and administrative	13,411	23.6%	22,247	26.3%
Amortization of intangibles	189	0.3%	568	0.7%
Restructuring costs	3,283	5.8%	-	-%
Total operating expenses	$55,482	97.5%	$74,396	88.0%

Research and development — Research and development expenses were $27.6 million for the six months ended June 30, 2023, a decrease of $5.6 million from $33.2 million for the six months ended June 30, 2022. The decrease was primarily due to decreased headcount expenses of $4.9 million and decreased share-based compensation of $1.0 million, offset by an increase in other costs of $0.3 million.

Sales and marketing — Sales and marketing expenses were $11.0 million for the six months ended June 30, 2023, a decrease of $7.3 million from $18.3 million for the six months ended June 30, 2022. The decrease was the result of decreased headcount related costs of $4.3 million, decreased other costs of $1.6 million, and decreased share-based compensation of $1.4 million.

General and administrative — General and administrative expenses were $13.4 million for the six months ended June 30, 2023, a decrease of $8.8 million from $22.2 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease of $7.2 million in share-based compensation, decreased headcount related costs of $1.4 million, and decreased other costs of $0.3 million.

Amortization of intangibles — Amortization of intangibles of $0.2 million was lower for the six months ended June 30, 2023 in comparison to $0.6 million the six months ended June 30, 2022.

Restructuring costs — Restructuring costs related to employee termination costs of $3.3 million for the six months ended June 30, 2023 increased as there were no restructuring costs for the six months ended June 30, 2022. We expect to incur further restructuring costs in 2023. The increase is a result of our announced 2023 Restructuring Program.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $9.7 million for the six months ended June 30, 2023, an increase of $0.9 million from $8.8 million for the six months ended June 30, 2022. The increase was due to a higher average debt outstanding and the increase in the base interest rates charged in the six months ended June 30, 2023 than the same period in 2022.

Loss on extinguishment of debt — Loss on extinguishment of debt was $8.3 million for the six months ended June 30, 2023, compared with $0 million for the six months ended June 30, 2022. There was a $5.1 million loss on the extinguishment of the senior term loan and $3.2 million loss on the extinguishment of the convertible debt.

Change in fair value of warrant liability and derivatives, net — Change in fair value of warrant liability and derivatives, net was a gain of $1.2 million for the six months ended June 30, 2023, a change of $2.7 million from a gain of $3.9 million for the six months ended June 30, 2022.

Other income (expense), net — Other income (expense), net was income of $0.4 million for the six months ended June 30, 2023, a difference of $3.0 million an expense of $2.6 million for the six months ended June 30, 2022. The difference was primarily due to $0.5 million in foreign currency gains for the six months ended June 30, 2023 compared to $2.4 million in foreign currency losses for the six months ended June 30, 2022.

Income tax benefit, net — Income tax benefit, net was a benefit of $0.2 million for both of the six months ended June 30, 2023 and 2022, respectively.

Net Loss

We had a net loss of $54.5 million for the six months ended June 30, 2022 compared to a net loss of $50.8 million for the six months ended June 30, 2022, an increase of $3.7 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2023 was a loss of $29.0 million, representing a change of $1.3 million from a loss of $30.3 million for the six months ended June 30, 2022. The increase in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net loss	$(54,496)	$(50,755)

Adjusted for:
Interest expense, net	9,687	8,775
Income tax (benefit) expense, net	(236)	(215)
Depreciation and amortization	1,772	2,275
EBITDA	(43,273)	(39,920)
Share-based compensation expense	3,937	13,536
Change in fair value of warrant liability and derivatives	(1,230)	(3,936)
Loss on extinguishment of debt	8,281	-
Restructuring costs	3,283	-
Adjusted EBITDA	$(29,002)	$(30,320)

Liquidity and Capital Resources

The March 2023 failures of Silicon Valley Bank and Signature Bank, and subsequent bank failures in 2023, created significant market disruption and uncertainty for those who bank with those institutions. These failures have raised significant concern regarding the stability of the banking system in the United States. While we do not hold our cash at any of these banks, if the banks and financial institutions at which we hold our cash enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and such events could have a material adverse effect on our business and financial condition.

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

We had $75.0 million of current assets and $78.0 million of current liabilities as of June 30, 2023. During the six months ended June 30, 2023, we used $12.1 million in cash flows from operating activities, primarily from the net loss offset by non-cash adjustments. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2023 and through the first half of 2024 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management has taken several steps and is considering additional actions to improve our operating and financial results, including the following:

●	focusing our efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for our products;

●	focusing our efforts to improve days sales outstanding to provide additional liquidity

●	selling the Mimosa business for approximately $60.0 million; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand our labor force in lower cost geographies, with headcount reductions in higher cost geographies.

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

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 94 days and 101 days as of June 30, 2023 and December 31, 2022, respectively.

On August 6, 2015, we issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to a subordinated convertible note purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on June 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of June 30, 2023 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, we and certain of our subsidiaries as guarantors, entered into the Fortress Credit Agreement with Fortress. On August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On May 18, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the May 2023 Credit Agreement Amendment relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, (i) certain consents related to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Credit Agreement in the limited manner set forth therein, (iii) terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement and establish new delayed draw term loan commitments in the aggregate amount of $25 million, (iv) modify the interest rates applicable to certain loans under the Fortress Credit Agreement, (v) provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock, (vi) amend certain financial covenants and (vii) provide for additional fees related to the Fortress Credit Agreement, and (viii) amend and restate the Fortress Credit Agreement. As of June 30, 2023, we were in compliance with all applicable covenants under the Fortress Credit Agreement. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

On August 13, 2021, we closed the business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company, and Airspan Networks Inc. (prior to the Business Combination, “Legacy Airspan”). In connection with the closing of the Business Combination, we issued 7,500,000 shares of Common Stock to certain investors that entered into subscription agreements concurrent with the Business Combination, at a price of $10.00 per share, for aggregate consideration of $75.0 million, and $50.0 million in aggregate principal amount of Convertible Notes. On May 18, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into the May 2023 Fortress Convertible Note Agreement Amendment to, among other things, (i) provide for certain consents relating to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein, (iii) imposed a $2.5 million fee, which was capitalized to increase the aggregate principal amount of the Convertible Notes to $52.5 million, (iv) increase the interest rate applicable to the Convertible Notes to 10.00%, and (v) provide for additional fees related to the Fortress Convertible Note Purchase Agreement and the Convertible Notes. On May 28, 2023, the Company reissued $52.5 million aggregate principal amount of Convertible Notes.

As of June 30, 2023, we were in compliance with all applicable covenants under the Fortress Convertible Note Purchase Agreement. See Note 11 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

As of June 30, 2023, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $73.5 million, of which $55.6 million relates to Mimosa. The majority of the commitments have expected delivery dates during the remainder of 2023.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(12,172)	$(22,494)
Net cash used in investing activities	(1,122)	(1,632)
Net cash provided by (used in) financing activities	16,144	(2,640)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,850	(26,766)
Cash, cash equivalents and restricted cash, beginning of period	7,287	63,122
Cash, cash equivalents and restricted cash, end of period	$10,137	$36,356

Operating Activities

Net cash used in operating activities was $12.2 million for the six months ended June 30, 2023, a decrease of $10.3 million from net cash used in operating activities of $22.5 million for the six months ended June 30, 2022. The decrease is a result of $3.7 million less from results of our operations, offset by $6.2 million more generated from working capital and $7.8 million increase in non-cash adjustments.

Investing Activities

Net cash used in investing activities was $1.1 million for the six months ended June 30, 2023, a decrease of $0.5 million from $1.6 million for the six months ended June 30, 2022 due to fewer purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $16.1 million for the six months ended June 30, 2023 and was related to $20 million of borrowings under the senior term loan in the second quarter of 2023, offset by the payment of debt issuance costs of $1.9 million and repayment of the senior term loan of $1.8 million.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes during the six months ended June 30, 2023, included the following:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 13 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for information regarding certain litigation to which we are a party.

Item 1A. Risk Factors

Our failure to meet the continued listing requirements of the NYSE American LLC (the “NYSE American”) could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements or the minimum closing bid price requirement, the exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting notification, we anticipate that we would take actions to restore our compliance with applicable exchange requirements, such as stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below such exchange’s minimum bid price requirement, or prevent future non-compliance with such exchange’s listing requirements.

On June 9, 2023, the Company received a letter (the “Letter”) from the NYSE American stating that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and (ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company reported a stockholders’ deficit of $99.9 million as of March 31, 2023, and has had losses from continuing operations and/or net losses in each of its three most recent fiscal years.

However, Section 1003(a) states that the NYSE American will not normally consider suspending dealings in, or removing from the list, the securities of a listed company which is below standards (i) and (ii) of Section 1003(a) if the listed company is in compliance with the following two standards: (1) total value of market capitalization of at least $50 million; or total assets and revenue of $50 million each in its last fiscal year, or in two of its last three fiscal years; and (2) the listed company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot shareholders. As of June 9, 2023, the Company was in compliance with the first standard because it had total assets and total revenue of at least $50 million in its last fiscal year and was in compliance with the second standard, except that the current market value of publicly held shares was below $15 million.

Accordingly, the Letter stated that the Company must submit a plan of compliance (the “Plan”) by July 9, 2023 addressing how it intends to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide by December 9, 2024. If the Plan is not permitted or the Plan is not accepted, delisting proceedings will commence. In response to the Letter, the Company submitted the Plan to NYSE American, pursuant to which the Company also intends to regain compliance with Section 1003(f)(v) of the Company Guide.

The Company’s stock will continue to be listed on the NYSE American while the Company evaluates its various alternatives. The Company’s receipt of such notification from the NYSE American does not affect the Company’s business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

On July 10, 2023, the Company received written notice (the “Notice”) from the NYSE American stating that we are not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the Company Guide because the Company’s common stock was selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30-trading day average of less than $0.20 per share. The Notice stated that the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which NYSE American has determined to be no later than January 10, 2024.

However, NYSE American may take an accelerated delisting action that would pre-empt the cure period in the event that the common stock trades at a level viewed to be abnormally low.

As previously disclosed, on June 9, 2023, the Company received a letter (the “Letter”) from the NYSE American stating that it is not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and (ii) of the Company Guide and requesting that the Company submit a plan of compliance (the “Plan”) addressing how it intends to regain compliance. In response to the Letter, the Company submitted the Plan to NYSE American, pursuant to which the Company also intends to regain compliance with Section 1003(f)(v) of the Company Guide.

The Company’s common stock will continue to be listed on the NYSE American while the Company evaluates its various alternatives. The Company will also continue to be included in the list of NYSE American noncompliant issuers, and the below compliance (“.BC”) indicator will continue to be disseminated with the Company’s ticker symbol(s).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 8, 2023, by and among Airspan Networks Holdings Inc, Airspan Networks Inc., Mimosa Networks, Inc., and Radisys Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of July 22, 2023 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on July 25, 2023).

10.1	Limited Waiver and Consent, Second Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated May 18, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed with the SEC on May 26, 2023)

10.2	Form of Second Amended and Restated Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed with the SEC on May 26, 2023)

10.3	Limited Waiver and Consent, Third Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated May 18, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K/A filed with the SEC on May 26, 2023)

10.4	Specimen Public Warrant (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K/A filed with the SEC on May 26, 2023)

10.5	Amended Employment Agreement, dated May 18, 2023, between Eric Stonestrom and Airspan Networks Holdings Inc. (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K/A filed with the SEC on May 26, 2023)

10.6

Letter Agreement, dated June 30, 2023, among DBFIP ANI LLC, Airspan Networks Holdings Inc. (f/k/a New Beginnings Acquisition Corp.), Airspan Networks Inc., Airspan IP Holdco LLC, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks Ltd. and Airspan Japan KK (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2023)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2023.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Glenn Laxdal
Name:	Glenn Laxdal
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)