Form 10-Q
period 2023-09-30
Airspan Networks Holdings Inc.
filed 2023-11-08
CIK 1823882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 3, 2023, 74,638,893 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

AIRSPAN NETWORKS HOLDINGS INC.

Quarterly Report on Form 10-Q

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our expected financial and business performance;

●	actions the Company may take to improve operating and financial results, regain compliance with our debt covenants and maintain compliance with the listing standards of the NYSE American LLC (“NYSE American”);

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our products;

●	demand for our products and the drivers of that demand;

●	our estimated total addressable market and other industry projections, and our projected market share;

●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing relationships;

●	our ability to enter into production supply agreements with customers, the terms of those agreements, and customers’ utilization of our products and technology;

●	our expected reliance on our significant customers;

●	developments and projections relating to our competitors and industry, including with respect to investment in 5G networks;

●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business and industry and the actions we may take in response thereto;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations;

ii

●	our business, expansion plans and opportunities;

●	anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

●	expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy our liquidity needs; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern;

●	our ability to regain compliance with our debt covenants;

●	the ability to maintain the listing of our securities on the NYSE American or any other exchange;

●	the price of our securities may be volatile due to a variety of factors, including changes in the industries in which we operate, variations in performance across competitors, changes in laws and regulations affecting our business and changes in our capital structure;

●	the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate;

●	our substantial indebtedness and our ability to secure additional liquidity;

●	the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so;

●	the risk that we do not achieve or sustain profitability;

●	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

●	the risk that we experience difficulties in managing our growth and expanding operations;

●	the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations;

●	the risk of product liability or regulatory lawsuits or proceedings relating to our products and services; and

●	the risk that we are unable to secure or protect our intellectual property.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated BALANCE SHEETS

(in thousands, except for share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,173	$7,253
Restricted cash	13	34
Accounts receivable, net of allowance of $692 and $647 at September 30, 2023 and December 31, 2022, respectively	11,066	46,565
Inventory	10,197	18,556
Prepaid expenses and other current assets	18,343	17,289
Total current assets	47,792	89,697
Property, plant and equipment, net	5,019	7,351
Goodwill	-	13,641
Intangible assets, net	-	5,302
Right-of-use assets, net	3,193	5,697
Other non-current assets	2,961	3,407
Total assets	$58,965	$125,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,081	$26,173
Accrued expenses and other current liabilities	29,406	32,243
Deferred revenue	2,415	2,892
Senior term loan	41,545	40,529
Subordinated debt	11,540	11,119
Subordinated term loan – related party	44,386	41,528
Convertible debt	31,706	43,928
Current portion of long-term debt	257	259
Total current liabilities	172,336	198,671
Other long-term liabilities	4,409	7,223
Total liabilities	176,745	205,894

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 74,638,893 and 74,283,026 shares issued and outstanding at both September 30, 2023 and December 31, 2022	7	7
Additional paid-in capital	778,054	770,427
Accumulated deficit	(895,841)	(851,233)
Total stockholders’ deficit	(117,780)	(80,799)
Total liabilities and stockholders’ deficit	$58,965	$125,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Products and software licenses	$11,335	$36,521	$61,120	$114,128
Maintenance, warranty and services	2,924	4,573	10,035	11,475
Total revenues	14,259	41,094	71,155	125,603

Cost of revenues:
Products and software licenses	8,153	23,462	45,443	74,747
Maintenance, warranty and services	875	1,296	3,401	3,623
Total cost of revenues	9,028	24,758	48,844	78,370

Gross profit	5,231	16,336	22,311	47,233

Operating expenses:
Research and development	9,294	15,003	36,901	48,244
Sales and marketing	4,896	7,219	15,888	25,559
General and administrative	1,932	9,644	15,343	31,891
Amortization of intangibles	-	284	189	852
Restructuring costs	-	944	3,283	944
Total operating expenses	16,122	33,094	71,604	107,490

Loss from operations	(10,891)	(16,758)	(49,293)	(60,257)

Interest expense, net	(9,944)	(4,296)	(19,631)	(13,071)
Loss on extinguishment of debt	-	-	(8,281)	-
Change in fair value of warrant liability and derivatives, net	1,913	(920)	3,143	3,016
Gain on sale of Mimosa business	28,631	-	28,631	-
Other income (expense), net	122	(1,177)	530	(3,809)

Income (loss) before income taxes	9,831	(23,151)	(44,901)	(74,121)

Income tax benefit (expense), net	57	(163)	293	52

Net income (loss)	$9,888	$(23,314)	$(44,608)	$(74,069)

Income (loss) per share - basic	$0.13	$(0.32)	$(0.60)	$(1.02)
Income (loss) per share - diluted	$0.12	$(0.32)	$(0.60)	$(1.02)

Weighted average shares outstanding - basic	74,605,474	72,572,138	74,554,552	72,415,546
Weighted average shares outstanding - diluted	80,141,678	72,572,138	74,554,552	72,415,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	74,283,026	$7	$770,427	$(851,233)	$(80,799)
Net loss	-	-	-	(20,889)	(20,889)
Issuance of restricted shares, net of cash withheld for payment of taxes	299,966	-	(161)	-	(161)
Share-based compensation expense	-	-	1,939	-	1,939
Balance as of March 31, 2023	74,582,992	$7	$772,205	$(872,122)	$(99,910)
Net loss	-	-	-	(33,607)	(33,607)
Warrants issued	-	-	1,744	-	1,744
Share-based compensation expense	-	-	1,998	-	1,998
Balance as of June 30, 2023	74,582,992	$7	$775,947	$(905,729)	$(129,775)
Net income	-	-	-	9,888	9,888
Issuance of restricted shares	55,901	-	-	-	-
Share-based compensation expense	-	-	2,107	-	2,107
Balance as of September 30, 2023	74,638,893	$7	$778,054	$(895,841)	$(117,780)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(29,738)	(29,738)
Share-based compensation expense	-	-	6,564	-	6,564
Balance as of March 31, 2022	72,335,952	$7	$756,156	$(795,589)	$(39,426)
Net loss	-	-	-	(21,017)	(21,017)
Share-based compensation expense	-	-	6,972	-	6,972
Balance as of June 30, 2022	72,335,952	$7	$763,128	$(816,606)	$(53,471)
Net loss	-	-	-	(23,314)	(23,314)
Issuance of restricted shares, net of shares withheld for taxes	1,057,955	-	(73)	-	(73)
Share-based compensation expense	-	-	5,863	-	5,863
Balance as of September 30, 2022	73,393,907	$7	$768,918	$(839,920)	$(70,995)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,608)	$(74,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,507	3,448
Foreign exchange gain on long-term debt	(2)	(33)
Bad debt expense	360	170
Change in fair value of warrants and derivatives, net	(3,143)	(3,016)
Loss on extinguishment of debt	8,281	-
Non-cash debt amendment fee	-	463
Inventory impairment charge	7,215	-
Gain on sale of Mimosa business	(28,631)	-
Share-based compensation	6,044	19,399
Total adjustments	(7,369)	20,431
Changes in operating assets and liabilities:
Decrease in accounts receivable	18,755	15,615
(Increase) decrease in inventory	(968)	1,596
(Increase) decrease in prepaid expenses and other current assets	(1,292)	1,571
Decrease in other non-current assets	335	555
Decrease in accounts payable	(2,188)	(3,895)
(Decrease) increase in deferred revenue	(250)	651
(Decrease) increase in accrued expenses and other current liabilities	(2,453)	7,498
Increase (decrease) in other long-term liabilities	1,499	(7,738)
Increase in accrued interest on long-term debt	9,165	8,160
Net cash used in operating activities	(29,374)	(29,625)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,125)	(2,156)
Proceeds from sale of Mimosa business	55,188	-
Net cash provided by (used in) investing activities	54,063	(2,156)

Cash flows from financing activities:
Borrowings from senior term loan	20,000	-
Repayment of senior term loan	(24,930)	(3,960)
Repayment of convertible note	(16,783)	-
Payment of debt issuance costs	(1,916)	-
Payment of taxes withheld on stock awards	(161)	(73)
Net cash used in financing activities	(23,790)	(4,033)

Net increase (decrease) in cash, cash equivalents and restricted cash	899	(35,814)
Cash, cash equivalents and restricted cash, beginning of year	7,287	63,122
Cash, cash equivalents and restricted cash, end of period	$8,186	$27,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

UNAUDITED CONDENSED consolidated STATEMENTS OF CASH FLOWS

(CONTINUED)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$6,186	$4,417
Cash (refunded) paid for income taxes	$(821)	$318

Supplemental disclosure of non-cash financing activities:
Non-cash debt amendment fee	$4,658	$463
Warrants issued for convertible debt	$1,744	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$8,173	$27,265
Restricted cash	$13	$43
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$8,186	$27,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1.	BUSINESS

Airspan Networks Holdings Inc. (the “Company”) designs and produces wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations. Airspan provides Radio Access Network (“RAN”) products based on Open Virtualized Cloud Native Architectures that support technologies including 5G new radio (“5G NR”) and Long-Term Evolution (“LTE”), operating in licensed, lightly-licensed and unlicensed frequencies.

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

On August 13, 2021 (the “Closing”), the Company (formerly New Beginnings Acquisition Corp.) (defined above) consummated its previously announced business combination transaction (the “Business Combination”) pursuant to the business combination agreement (the “Business Combination Agreement”), dated March 8, 2021, by and among the Company, Artemis Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and Airspan Networks Inc., a Delaware corporation (“Legacy Airspan”). In connection with the Closing of the Business Combination, the Company changed its name to Airspan Networks Holdings Inc. Unless the context otherwise requires, references to “Airspan”, the “Company”, “us”, “we”, “our” and any related terms prior to the Closing of the Business Combination are intended to mean Legacy Airspan and its consolidated subsidiaries, and after the Closing of the Business Combination, Airspan Networks Holdings Inc. and its consolidated subsidiaries. In addition, unless the context otherwise requires, references to “New Beginnings” and “NBA” are references to New Beginnings Acquisition Corp., the Company’s name prior to the Closing.

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

On August 11, 2023, the Company closed on the previously disclosed sale of Mimosa Networks, Inc. (“Mimosa”) (see Note 7).

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

The Company had $47.8 million of current assets and $172.3 million of current liabilities as of September 30, 2023. During the nine months ended September 30, 2023, the Company used $29.4 million in cash flow from operating activities. The Company is investing heavily in 5G research and development and the Company expects to continue to use cash from operations during the remainder of 2023 and through the first half of 2024. At the closing of the Mimosa sale, the Company received $10.5 million in cash after debt, debt related fees and interest of approximately $45.0 million were paid to the lender and approximately $4.5 million of transaction costs which were paid with the proceeds. An additional $1.2 million of transaction costs were accrued and $0.6 million is due on January 1, 2024 with the balance owed at the earlier of a Company transaction closing or August 11, 2024. Cash on hand will not allow the Company to reasonably expect to meet its ongoing cash requirements and it is dependent on additional financing under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (as amended, restated, and otherwise supplemented and modified, the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Note 10) to finance its current cash shortfalls until a suitable strategic transaction or other financing options come to fruition.

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

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. In addition, as of September 30, 2023, the Company was not in compliance with applicable covenants under the Fortress Credit Agreement and Fortress Convertible Note Purchase Agreement. There is no assurance that any new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, and (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at September 30, 2023 and December 31, 2022.

Global Economic Conditions

The Company has experienced supply chain disruptions and inflationary impacts across our businesses, driven by the impact of the COVID-19 pandemic, the war in Ukraine and resulting economic sanctions, Hamas’ attack against Israel and the ensuing conflict, and general macroeconomic factors. These factors have increased our operating costs. While the Company is taking actions to respond to the supply chain disruptions, inflationary environment, and global demand dynamics, we may not be able to enact these measures in a timely manner, or the measures may not be sufficient to offset the increase in costs, which could have a material adverse impact on our results of operations.

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

The Company’s accounts receivable are derived from sales of its products and approximately 81.3% and 57.3% of product sales were to non-U.S. customers for the three months ended September 30, 2023 and 2022, respectively and approximately 78.9% and 57.7% of product sales were to non-U.S. customers for the nine months ended September 30, 2023 and 2022, respectively. Two customers accounted for $6.9 million, or 62.5%, of the net accounts receivable balance at September 30, 2023 and two customers accounted for $20.2 million, or 47.8% of the net accounts receivable balance at September 30, 2022. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 69.7% and 50.8% of revenue for the three months ended September 30, 2023 and 2022, respectively, and 69.8% and 65.8% of revenue for the nine months ended September 30, 2023 and 2022, respectively. For the three and nine months ended September 30, 2023, the Company had two customers whose revenue was greater than 10% of the three-month and the nine-month period’s total revenue. For the three months and the nine months ended September 30, 2022, the Company had three customers whose revenue was greater than 10% of the three-month and nine-month period’s total revenue.

The Company received 71.0% and 90.2% of goods for resale from five suppliers in the three months ended September 30, 2023 and 2022, respectively. The Company received 87.4% and 86.9% of goods for resale from five suppliers in the nine months ended September 30, 2023 and 2022, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

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

3.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Products sales	$10,747	$34,621	$58,277	$109,394
Non-recurring engineering (“NRE”)	392	1,031	1,786	2,187
Product maintenance contracts	2,207	961	6,423	2,770
Professional service contracts	326	2,581	1,826	6,518
Software licenses	539	1,556	2,669	4,102
Other products	48	344	174	632
Total revenue	$14,259	$41,094	$71,155	$125,603

There was no revenue and $0.9 million revenue recognized at a point in time for NRE services for the three and nine months ended September 30, 2023, respectively. There was $0.5 million recognized at a point in time for NRE services for the three and nine months ended September 30, 2022. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. There was $0.4 million and $0.5 million revenue recognized over time for NRE services primarily using a cost-based input method for the three months ended September 30, 2023 and 2022, respectively. Revenue recognized over time for NRE services primarily using a cost-based input method amounted to $0.9 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2022	$9,001	$2,892
Balance as of September 30, 2023	9,738	2,415
Change	$737	$(477)

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of September 30, 2023 and December 31, 2022, deferred revenue (both current and noncurrent) of $2.4 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $2.4 million and $2.8 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the three and nine months ended September 30, 2023 and 2022, include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amounts included in the beginning of year contract liability balance	$257	$418	$2,168	$2,299

4.	RESTRUCTURING ACTIVITIES

In the second quarter of 2023, as part of a strategic review of our operations, the Company implemented a cost reduction and restructuring program (the “2023 Restructuring Program”). The 2023 Restructuring Program was primarily comprised of entering into severance and termination agreements with employees. Formal announcements to the relevant employees were made in May, June and July 2023 and activities were completed by the end of the third quarter of 2023. The payments related to severance costs should be completed by March 31, 2024 and the payments related to the building costs should be completed by December 31, 2024.

Restructuring costs are presented separately on the consolidated statements of operations.

The following table presents the restructuring costs recognized by the Company under the 2023 Restructuring Program during the three and nine-month periods ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Severance costs	$-	$927	$2,572	$927
Other	-	17	711	17
Total restructuring costs	$-	$944	$3,283	$944

The following table represents the restructuring liabilities, which are presented within other accrued expenses in the consolidated balance sheet:

September 30, 2023
Balance, December 31, 2022	$231
Current period charges	3,283
Payments	(2,027)
Balance, September 30, 2023	$1,487

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had no goodwill as of September 30, 2023 and $13.6 million as of December 31, 2022. Goodwill and Intangible assets, net were part of the sale of the Mimosa business that closed on August 11, 2023.

Intangible assets, net consists of the following at December 31, 2022 (in thousands):

	Weighted	December 31, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,189)	$4,621
Customer relationships	6	2,130	(1,449)	681
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,538)	$5,302

Amortization expense related to the Company’s intangible assets amounted to $0 and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and related benefits and taxes	$5,794	$8,081
Fair value of embedded derivatives related to Convertible Debt	2,584	5,353
Royalties	3,268	3,610
Loan success fee related to Convertible Debt	2,858	2,858
Agent and sales commissions	956	1,224
Right-of-use lease liability, current portion	2,365	2,923
Tax liabilities	1,049	1,301
Restructuring costs	1,487	231
Inventory purchases	3,833	730
Product warranty liabilities	1,203	1,478
Product marketing	82	376
Manufacturing subcontractor costs	1,036	1,787
Legal and professional services	1,226	1,282
Other	1,665	1,009
Other accrued expenses	$29,406	$32,243

7.	SALE OF MIMOSA BUSINESS

On March 8, 2023 the Company entered into the a purchase agreement with the Company, Mimosa, and Radisys Corporation (“Buyer”), pursuant to which the Seller sold all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60,000,000 in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants by the parties subject to specified exceptions and qualifications. The closing occurred on August 11, 2023.

The assets and liabilities of the disposal group, Mimosa and its subsidiaries, were evaluated to determine whether the carrying amounts should be adjusted in accordance with other GAAP standards. After adjusting the assets and liabilities of the disposal group, the disposal group as a whole was measured at the lower of carrying amount or fair value less costs to sell. Depreciation and amortization of long-lived assets in the disposal group was not recorded during the period in which the disposal group met the criteria for held for sale.

The gain on the sale of Mimosa was calculated as follows (in 000’s):

Aggregate purchase price, including working capital adjustment and closing cash	$60,949
Less transaction costs	(5,624)
Less net assets less liabilities of Mimosa	(26,694)
Gain on sale of Mimosa	$28,631

The Company expects the gain on the sale of Mimosa to be fully covered by its net operating losses for income tax purposes.

8.	SUBORDINATED DEBT

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 10). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note. The Company had subordinated debt outstanding of $9.0 million, plus $2.5 million and $2.1 million of accrued interest as of September 30, 2023 and December 31, 2022, respectively.

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

The Company had a subordinated term loan outstanding of $30.0 million, plus $14.4 million and $11.5 million of accrued interest as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the subordinated term loan was classified as current as the Company had breached covenants with Fortress.

10.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and Fortress became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility as the Fortress Credit Agreement with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2021 Fortress Amendment”) to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 11) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Third Amendment and Waiver to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On May 18, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Second Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents (the “May 2023 Credit Agreement Amendment”) relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, (i) certain consents related to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Credit Agreement in the limited manner set forth therein, (iii) terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement and establish new delayed draw term loan commitments in the aggregate amount of $25 million, (iv) modify the interest rates applicable to certain loans under the Fortress Credit Agreement, (v) provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock (collectively, the “Warrants”), (vi) amend certain financial covenants, (vii) provide for additional fees related to the Fortress Credit Agreement, and (viii) amend and restate the Fortress Credit Agreement. The Company borrowed $20.0 million of this facility in the second quarter of 2023. As of September 30, 2023, this facility no longer has borrowing capacity that is available to the Company. The Warrants provided for under the Fortress Credit Agreement were issued to certain lenders or their designees and will be exercisable to purchase one share of the Company’s common stock at an exercise price of $0.01 per share. The Warrants have a term of 7.5 years and will become exercisable upon the earliest to occur of (i) the third anniversary of the issuance of the warrants, (ii) an “Acquisition” as defined in the Warrant, (iii) any debt financing or issuance of equity or instruments convertible into equity interests of the Company in which the Company receives in excess of $50 million in one or a series of related transactions, and (iv) any other strategic transactions, joint ventures, financings or combinations between the Company and one or more investors or third parties in which the Company or its subsidiaries receive in excess of $50 million in one or a series of related transactions. On August 11, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Consent and Partial Release and Amendment No. 1 to Loan Documents (the “August 2023 Fortress Credit Agreement Amendment”) relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, certain consents, releases, and conforming amendments related to the Company’s previously disclosed divestiture of Mimosa.

With the May 2023 Credit Agreement Amendment, the interest rates were increased to 5.5% plus SOFR to up to 8.5% for the paid in-kind interest. The maturity of the loan did not change. The Company accounted for the May 2023 Credit Agreement Amendment as a loss on debt extinguishment of which $5.1 million is related to the senior term loan.

The Fortress Credit Agreement initial term loan total commitment of $34.0 million and a term loan commitment of $10.0 million were both funded to Legacy Airspan on December 30, 2020. Pursuant to the May 2023 Fortress Credit Agreement Amendment, the Company expanded the term loan commitment by $25.0 million subject to the terms and conditions of the Fortress Credit Agreement, which commitments have funded and/or expired. The maturity date of the total loan commitment is December 30, 2024. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contained a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021.

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

The Company was not in compliance with the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes as of the December 31, 2022 and the March 31, 2023 quarterly measurement dates, and the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, until the date of the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment, each of which was an event of default under those agreements. The Company did not timely make the payments due under the Fortress Credit Agreement and the Fortress Convertible Note Agreement on March 31, 2023, which was an event of default under the Fortress Credit Agreement and the Fortress Convertible Note Agreement. Each of these defaults were waived pursuant to the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment and the missed payments were paid at a later date. The Company was not in compliance with the minimum last three-month revenue covenants and the minimum Adjusted EBITDA covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the September 30, 2023 measurement date, each of which is an event of default under those agreements. Subsequent to September 30, 2023, the Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times since October 26, 2023, which is an event of default under those agreements. Additionally, the Company did not make the principal and interest payments due under the Fortress Credit Agreement on October 31, 2023, which was an event of default under the Fortress Credit Agreement and the Fortress Convertible Note Agreement.

On August 11, 2023, as part of the sale of the Mimosa business, the Company repaid $23.2 million of the Senior Term Loan, in addition to $1.8 million of prepayment and end of term fees. Therefore, Mimosa is no longer a guarantor under the Fortress Credit Agreement and the Fortress Convertible Note Agreement.

As of September 30, 2023, the Company was not in compliance with all applicable covenants under the Fortress Credit Agreement and therefore, the debt was classified as current. Subsequently, as of October 26, 2023, the Company is not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and Fortress Convertible Note Purchase Agreement, and the Company did not make the principal and interest payments due under the Fortress Credit Agreement on October 31, 2023.

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

The Company’s senior term loan balance was $41.5 million and $44.1 million, inclusive of accrued interest of $7.4 million and $5.0 million, as of September 30, 2023 and December 31, 2022, respectively. Deferred financing fees of $2.3 million and $3.6 million are reflected as reductions of the outstanding senior term loan balance as of September 30, 2023 and December 31, 2022, respectively.

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

On March 29, 2022, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “March 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes. On May 18, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Third Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents (the “May 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, (i) provide for certain consents relating to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein, (iii) imposed a $2.5 million fee, which was capitalized to increase the aggregate principal amount of the Convertible Notes to $52.5 million, (iv) increase the interest rate applicable to the Convertible Notes to 10.00%, and (v) provide for additional fees related to the Fortress Convertible Note Purchase Agreement and the Convertible Notes. On May 28, 2023, the Company reissued $52.5 million aggregate principal amount of Convertible Notes. On August 11, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Consent and Partial Release and Fourth Amendment to Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “August 2023 Fortress Convertible Note Agreement Amendment”) pursuant to which the parties agreed to, among other things, certain consents, releases, and conforming amendments related to the Company’s previously disclosed divestiture of Mimosa.

With the May 2023 Fortress Convertible Note Agreement Amendment, the interest rates were increased to 10.0%. The maturity of the loan did not change. The Company accounted for the May 2023 Fortress Convertible Note Agreement Amendment as a loss on debt extinguishment of which $3.2 million is related to the convertible debt.

On August 11, 2023, as part of the sale of the Mimosa business, the Company repaid $16.8 million of the Convertible Notes in addition to $2.5 million of make whole fees. Therefore, Mimosa is no longer a guarantor under the Fortress Credit Agreement and the Fortress Convertible Note Agreement.

Prior to the March 2022 Fortress Convertible Note Agreement Amendment, the Convertible Notes, together with all accrued but unpaid interest thereon, were convertible, in whole or in part, at any time prior to the payment in full of the principal amount thereof (together with all accrued but unpaid interest thereon), into shares of Common Stock at a conversion price equal to $12.50 per share. Pursuant to the March 2022 Fortress Convertible Note Agreement Amendment, the conversion price with respect to the Convertible Notes was decreased to $8.00 per share. The conversion price with respect to the Convertible Notes is subject to adjustment to reflect stock splits and subdivisions, stock and other dividends and distributions, recapitalizations, reclassifications, combinations and other similar changes in capital structure. The conversion price with respect to the Convertible Notes is also subject to a broad-based weighted average anti-dilution adjustment in the event the Company issues, or is deemed to have issued, shares of Common Stock, other than certain excepted issuances, at a price below the conversion price then in effect. In addition, pursuant to the March 2022 Fortress Convertible Note Agreement Amendment, if, during the period commencing on and including the date of the Fortress Convertible Note Agreement Amendment and ending on and including the 15-month anniversary of the date of the March 2022 Fortress Convertible Note Agreement Amendment, there is no 30 consecutive trading day-period during which the average of the daily volume weighted average price of the Common Stock (“Daily VWAP”) for such 30 consecutive trading day-period (after excluding the three highest and the three lowest Daily VWAPs during such period) equals or exceeds $10.00 (as adjusted for stock splits, stock combinations, dividends, distributions, reorganizations, recapitalizations and the like), the conversion price with respect to the Convertible Notes will be reduced to the amount that such conversion price would otherwise have been had the conversion price with respect to the Convertible Notes been $6.00 on the date of the March 2022 Fortress Convertible Note Agreement Amendment. The share price did not exceed $10.00 for 30 consecutive trading day-periods between March 29, 2022 and the 15 month anniversary of the March 2022 Fortress Convertible Note Agreement Amendment, therefore, the conversion price with respect to the Convertible Notes will be $6.00.

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

August 13, 2021
Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of September 30 2023, the Company had convertible debt outstanding as shown below (in thousands):

September 30, 2023
Convertible Notes	$27,615
Accrued interest, less loan discount costs	4,091
Total Convertible Notes	$31,706

As of September 30, 2023, the Company was not in compliance with all applicable covenants under the Fortress Convertible Note Agreement. The Company was not in compliance with all applicable covenants at September 30, 2023, March 31, 2023 and December 31, 2022, therefore, the convertible notes were classified as current liabilities.

12.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the three and nine months ended September 30, 2023 and 2022.

Financial Disclosures about Fair Value of Financial Instruments

The table below sets forth information related to the Company’s condensed consolidated financial instruments (in thousands):

	Level in	September 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$8,173	$8,173	$7,253	$7,253
Restricted cash	1	13	13	34	34
Cash and investment in severance benefit accounts	1	2,817	2,817	3,161	3,161

Liabilities:
Subordinated term loan(a)	2	$44,386	$26,036	$41,528	$25,503
Subordinated debt(a)	2	11,540	7,657	11,119	7,386
Senior term loan(a)	2	41,545	35,840	40,529	36,680
Convertible debt	2	31,706	32,948	43,928	48,249
Public Warrants	1	7	7	345	345
Warrants(b)	3	1	1	36	36

(a)	As of September 30, 2023 and December 31, 2022, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the subordinated term loan, subordinated debt and senior term loan were 36.75%, 45.80% and 39.82%, respectively, as of September 30, 2023 and 23.00%, 27.18% and 28.78%, respectively, as of December 31, 2022.
(b)	As of September 30, 2023 and December 31, 2022, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Private Placement Warrants as of September 30, 2023 were as follows:

Private Placement Warrants
Assumptions:
Stock price	$0.15
Exercise price	$11.50
Risk free rate	4.47%
Expected volatility	84.2%
Dividend yield	0.0%

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at the issuance date and as of the September 30, 2023 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	September 30, 2023	December 31, 2022
Assumptions:
Stock price	$0.15	$1.31
Conversion strike price	$8.00	$8.00
Volatility	92.00%	94.00%
Dividend yield	0.00%	0.00%
Risk free rate	4.12%	4.32%
Debt discount rate	28.00%	15.10%
Coupon interest rate	10.00%	7.00%
Face amount (in thousands)	$35,717	$50,000
Contingent put inputs and assumptions:
Probability of fundamental change	50.00%	33.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Convertible Debt Derivative
Beginning balance, December 31, 2022	$36	$5,353
Change in fair value	(36)	(2,769)
Ending balance, September 30, 2023	$-	$2,584

The fair value of the Company’s cash and cash equivalents and restricted cash approximate the carrying value because of the short-term nature of these accounts.

13.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $17.3 million as of September 30, 2023. Most of the commitments have expected delivery dates during the remainder of 2023 and early 2024.

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

Common Stock

As of September 30, 2023, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of September 30, 2023, there were 74,638,893 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors of the Company (the “Board”), payable either in cash, in property or in shares of capital stock. As of September 30, 2023, the Company had not declared any dividends.

Common Stock Warrants

As of September 30, 2023, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

Post-Combination Warrants

The Post-Combination Warrants expired in accordance with their terms on August 13, 2023.

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

2021 Stock Incentive Plan

Prior to the Business Combination, the Company maintained its 2009 Omnibus Equity Compensation Plan (the “2009 Plan” and together with the 2021 Plan, the “Plans”). Upon Closing of the Business Combination, awards under the 2009 Plan were converted at the exchange ratio calculated in accordance with the Business Combination Agreement and the 2021 Plan became effective. On June 21, 2022, the 2021 Plan was amended and restated to, among other things, increase the number of shares of Common Stock authorized for issuance under the 2021 Plan by 5,643,450 shares. As of September 30, 2023, there were 6,007,718 shares of Common Stock authorized for issuance under the amended and restated 2021 Plan, plus any shares of Common Stock subject to awards under the 2009 Plan that are forfeited or reacquired by the Company due to termination or cancellation. As of September 30, 2023, there were 13,932,936 shares of Common Stock authorized for issuance under the Plans.

The following table summarizes share-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$354	$1,007	$1,455	$3,142
Sales and marketing	777	945	1,801	3,225
General and administrative	970	3,835	2,768	12,850
Cost of sales	6	76	20	182
Total share-based compensation	$2,107	$5,863	$6,044	$19,399

Common Stock Options

The following table sets forth the activity for all Common Stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	7,812,178	$3.70	6.56	$2.23
Granted	15,000	0.14	-	-
Forfeited	(352,739)	2.64	-	1.52
Expired	(139,404)	2.81	-	1.55
Outstanding, September 30, 2023(a)	7,335,035	$3.76	4.86	$2.00
Exercisable, September 30, 2023(b)	5,681,575	$3.91	4.03	$2.07

(a)	There was no aggregate intrinsic value of all stock options outstanding as of September 30, 2023.
(b)	There was no aggregate intrinsic value of all vested/exercisable stock options as of September 30, 2023.

As of September 30, 2023, there was $2.3 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.27 years.

Restricted Stock Units

As part of the consideration in the Business Combination, RSUs with respect to 1,750,000 shares of Common Stock were granted to the participants in Legacy Airspan’s MIP. For the RSUs granted to MIP Participants, the weighted average grant date fair value was $9.75 per RSU. The RSUs granted in connection with the MIP vested one year after the date of the grant. There were 681,620 restricted stock units granted to the directors during the nine months ended September 30, 2023. There were no restricted stock units granted to the employees during the nine months ended September 30, 2023.

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2022	4,267,746	$3.58
Granted	681,620	0.56
Released	(443,105)	5.27
Forfeited	(446,392)	3.32
Outstanding (nonvested), September 30, 2023	4,059,869	$2.92

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, there was $6.5 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 1.48 years.

16.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of Common Stock outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$9,888	$(23,314)	$(44,608)	$(74,069)

Denominator - basic:
Weighted average common shares outstanding	74,605,474	72,572,138	74,554,552	72,415,546
Denominator – diluted:
Weighted average common shares outstanding	80,141,678	72,572,138	74,554,552	72,415,546

Net income (loss) per share - basic	$0.13	$(0.32)	$(0.60)	$(1.02)
Net income (loss) per share - diluted	$0.12	$(0.32)	$(0.60)	$(1.02)

The following table sets forth the amounts excluded from the computation of diluted net income (loss) per share as of September 30, 2023 and 2022 because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options outstanding	7,335,035	7,931,652	7,335,035	7,931,652
Non-vested shares of restricted stock	4,059,869	6,360	4,059,869	6,360
Warrants(a)	12,045,000	21,045,775	17,855,467	21,045,775
Convertible notes(a)	9,729,163	9,729,163	9,729,163	9,729,163

(a)	The public and private warrants and Convertible Notes referred to in Notes 11 and 14 were excluded on an as converted basis because their effect would have been anti-dilutive for the three and nine months ended September 30, 2023. The Fortress warrants referred to in Notes 11 and 14 were also excluded on an as converted basis because their effect would have been anti-dilutive for the nine months ended September 30, 2023.

17.	RELATED PARTY TRANSACTIONS

As disclosed in Note 9, as of September 30, 2023 and December 31, 2022, Legacy Airspan had a subordinated term loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived no revenue from sales of products and services to this related party for the three months ended September 30, 2023 and approximately $41 thousand for the nine months ended September 30, 2023.

The Company had an outstanding receivable from and payable to a related party, a stockholder, amounting to $0 and $1.6 million, respectively, as of September 30, 2023. The Company had an outstanding receivable from and payable to the same related party, amounting to $0.4 million and $5.5 million, respectively, as of December 31, 2022.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $2.1 million and $4.5 million as of September 30, 2023 and December 31, 2022, respectively. The Company derived approximately $7.0 million and $9.6 million in revenue from sales of products and services to this related party for the three months ended September 30, 2023 and 2022, respectively. A senior executive at this customer is also a member of the Board.

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

The investments had no value at September 30, 2023 and December 31, 2022.

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

Our main operations are in: Slough, United Kingdom; Mumbai and Bangalore, India; Tokyo, Japan; Airport City, Israel; and our corporate headquarters is in Boca Raton, Florida.

Recent Developments

Covenant Violations and Going Concern

At September 30, 2023, the Company was not in compliance with certain of the financial covenants under the Fortress Credit Agreement and the Fortress Convertible Note Agreement. On October 31, 2023, the Company did not make the principal and interest payments due under the Fortress Credit Agreement. Each of the foregoing defaults is an event of default under the Fortress Credit Agreement and the Fortress Convertible Note Agreement. In the absence of waivers or remedies of existing breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing our senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, and (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements. As a result of any of these actions, we could be forced into bankruptcy or liquidation. In addition, our subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, we have classified our senior term loan, convertible debt, subordinated term loan and subordinated debt as current at September 30, 2023 and December 31, 2022.

Mimosa Sale

On August 11, 2023, we closed on the previously disclosed sale of Mimosa.

Global Economic Conditions

We have experienced supply chain disruptions and inflationary impacts across our businesses, driven by the impact of the COVID-19 pandemic, the war in Ukraine and resulting economic sanctions, Hamas’ attack against Israel and the ensuing conflict, and general macroeconomic factors. These factors have increased our operating costs. While we are taking actions to respond to the supply chain disruptions, inflationary environment, and global demand dynamics, we may not be able to enact these measures in a timely manner, or the measures may not be sufficient to offset the increase in costs, which could have a material adverse impact on our results of operations.

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

Our top three customers accounted for 69.7% and 50.8% of revenue for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company had three customers and two customers, respectively, whose revenue was greater than 10% of the period’s total revenue.

Our sales outside the U.S. and North America accounted for 81.2% and 54.7% of our total revenue in the three months ended September 30, 2023 and 2022, respectively, and 78.7% and 55.4% of our total revenue in the nine months ended September 30, 2023 and 2022, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Area	2023	2022	2023	2022
United States	19%	43%	21%	43%
Other North America	-%	2%	-%	2%
North America	19%	45%	21%	45%
India	49%	24%	34%	18%
Japan	17%	11%	31%	26%
Other Asia	3%	1%	3%	1%
Asia	69%	36%	68%	45%
Europe	4%	8%	5%	5%
Africa and the Middle East	4%	6%	3%	3%
Latin America and the Caribbean	4%	5%	3%	2%
Total revenue	100%	100%	100%	100%

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

Change in fair value of warrant liability and derivatives, net

Change in fair value of warrant liability and derivatives, net represents the revaluations each quarter of the warrant liabilities and derivatives.

Gain on sale of Mimosa business

Gain on the sale of the Mimosa business represents the proceeds less the costs and net assets and liabilities to calculate the gain on the sale.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues	$14,259	$41,094	$71,155	$125,603
Cost of revenues	9,028	24,758	48,844	78,370
Gross profit	5,231	16,336	22,311	47,233

Operating expenses:
Research and development	9,294	15,003	36,901	48,244
Sales and marketing	4,896	7,219	15,888	25,559
General and administrative	1,932	9,644	15,343	31,891
Amortization of intangibles	-	284	189	852
Restructuring costs	-	944	3,283	944
Total operating expenses	16,122	33,094	71,604	107,490

Loss from operations	(10,891)	(16,758)	(49,293)	(60,257)

Interest expense, net	(9,944)	(4,296)	(19,631)	(13,071)
Loss on extinguishment of debt	-	-	(8,281)	-
Change in fair value of warrant liability and derivatives, net	1,913	(920)	3,143	3,016
Gain on sale of Mimosa business	28,631	-	28,631	-
Other income (expense), net	122	(1,177)	530	(3,809)

Income (loss) before income taxes	9,831	(23,151)	(44,901)	(74,121)

Income tax benefit (expense), net	57	(163)	293	52

Net income (loss)	$9,888	$(23,314)	$(44,608)	$(74,069)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Revenues for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Revenues:
Products and software licenses	$11,335	79.5%	$36,521	88.9%
Maintenance, warranty and services	2,924	20.5%	4,573	11.1%
Total revenues	$14,259	100.0%	$41,094	100.0%

Revenue from products and software licenses of $11.3 million for the three months ended September 30, 2023 decreased by $25.2 million from $36.5 million for the three months ended September 30, 2022. This change was primarily due to decreases in sales of products to four customers in the U.S. of $12.2 million, other customers in North America of $1.9 million, customers in Asia Pacific of $4.9 million, customers in Latin America of $2.3 million, customers in Europe of $2.2 million, and customers in the Middle East and Africa of $1.7 million.

Revenue from maintenance, warranty and services of $2.9 million for the three months ended September 30, 2023 decreased by $1.7 million from $4.6 million for the three months ended September 30, 2022. This decrease was primarily due to a decrease in service revenue of $2.3 million and NRE revenue of $0.7 million, offset by an increase in maintenance revenue of $1.3 million.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenues:
Products and software licenses	$8,153	57.2%	$23,462	57.1%
Maintenance, warranty and services	875	6.1%	1,296	3.2%
Total cost of revenues	$9,028	63.3%	$24,758	60.3%

Cost of revenues from products and software licenses of $8.2 million for the three months ended September 30, 2023 decreased by $15.3 million from $23.5 million for the three months ended September 30, 2022. This change was primarily due to the decrease in revenue and indirect costs.

Cost of revenues from maintenance, warranty and services of $0.9 million for the three months ended September 30, 2023 decreased by $0.4 million from $1.3 million for the three months ended September 30, 2022, primarily driven by the decrease in revenue.

Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended September 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Operating expenses:
Research and development	$9,294	65.2%	$15,003	36.5%
Sales and marketing	4,896	34.3%	7,219	17.6%
General and administrative	1,932	13.5%	9,644	23.5%
Amortization of intangibles	-	-%	284	0.7%
Restructuring costs	-	-%	944	2.3%
Total operating expenses	$16,122	113.0%	$33,094	80.6%

Research and development — Research and development expenses were $9.3 million for the three months ended September 30, 2023, a decrease of $5.7 million from $15.0 million for the three months ended September 30, 2022. The decrease was primarily due to decreased headcount-related expenses of $4.7 million, decreased share-based compensation of $0.6 million, and decreased materials and supplies of $0.4 million.

Sales and marketing — Sales and marketing expenses were $4.9 million for the three months ended September 30, 2023, a decrease of $2.3 million from $7.2 million for the three months ended September 30, 2022, primarily due to decreased headcount-related expenses of $2.1 million and decreased share-based compensation of $0.2 million.

General and administrative — General and administrative expenses of $1.9 million for the three months ended September 30, 2023 decreased by $7.7 million from $9.6 million for the three months ended September 30, 2022. The decrease was primarily due to decreased share-based compensation of $2.9 million, decreased other outside services of $1.1 million, decreased headcount and related costs of $1.0 million, and decreased facilities of $0.3 million.

Amortization of intangibles — There was no amortization of intangibles for the three months ended September 30, 2023 in comparison to amortization of intangibles of $0.3 million for the three months ended September 30, 2022.

Restructuring costs — There were no restructuring costs for the three months ended September 30, 2023, compared to $0.9 million for the three months ended September 30, 2022. We do not expect to incur further restructuring costs in 2023.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $9.9 million for the three months ended September 30, 2023, an increase of $5.6 million from $4.3 million for the three months ended September 30, 2022. The increase was primarily due to $4.3 million in fees related to the paydown of the Fortress Senior Term Loan and Convertible Note, a higher average debt outstanding and the increase in the base interest rates charged in the three months ended September 30, 2023 compared to the same period in 2022.

Loss on extinguishment of debt — There was no loss on extinguishment of debt for the three months ended September 30, 2023 or for the three months ended September 30, 2022.

Change in fair value of warrant liability and derivatives — Change in fair value of warrant liability and derivatives was a gain of $1.9 million for the three months ended September 30, 2023, a change of $2.8 million from a loss of $0.9 million for the three months ended September 30, 2022.

Gain on sale of Mimosa business – The gain on sale from the Mimosa business was $28.6 million for the three months ended September 30, 2023 compared to no gain for the three months ended September 30, 2022 which we expect to be fully covered by our net operating losses for income tax purposes.

Other income (expense), net — Other income (expense), net was income of $0.1 million for the three months ended September 30, 2023, an increase of $1.3 million from expense of $1.2 million for the three months ended September 30, 2022, primarily due to $1.3 million in foreign currency gains in the three months ended September 30, 2023.

Income tax benefit, net — Income tax benefit, net was a benefit of $0.1 million and an expense of $0.2 million for the three months ended September 30, 2023 and 2022, respectively.

Net Income (Loss)

We had a net income of $9.9 million for the three months ended September 30, 2023 compared to a net loss of $23.3 million for the three months ended September 30, 2022, a change of $33.2 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2023 was a loss of $7.9 million, representing a change of $2.1 million from a loss of $10.0 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily due to the decrease in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
($ in thousands)	2023	2022
Net income (loss)	$9,888	$(23,314)

Adjusted for:
Interest expense, net	9,944	4,296
Income tax (benefit) expense, net	(57)	163
Depreciation and amortization	735	1,173
EBITDA	20,510	(17,682)
Share-based compensation expense	2,107	5,863
Change in fair value of warrant liability and derivatives	(1,913)	920
Loss on extinguishment of debt	-	-
Gain on sale of Mimosa	(28,631)	-
Restructuring costs	-	944
Adjusted EBITDA	$(7,927)	$(9,955)

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

Revenues for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Revenues:
Products and software licenses	$61,120	85.9%	$114,128	90.9%
Maintenance, warranty and services	10,035	14.1%	11,475	9.1%
Total revenues	$71,155	100.0%	$125,603	100.0%

Revenue from products and software licenses of $61.1 million for the nine months ended September 30, 2023, decreased by $53 million from $114.1 million for the nine months ended September 30, 2022. This change was primarily due to decreases in sales of products to three customers in the U.S. of $36.4 million, other customers in North America of $4.6 million, customers in Asia Pacific of $8.2 million, customers in Europe of $3.3 million, customers in Latin America of $2.8 million, and customers in the Middle East and Africa of $1.4 million. The reductions in revenue were offset by an increase in sales to one customer in the U.S. of $3.7 million.

Revenue from maintenance, warranty and services of $10.0 million for the nine months ended September 30, 2023, decreased by $1.5 million from $11.5 million for the nine months ended September 30, 2022. This decrease was primarily due to a decrease in service revenue of $4.7 million and NRE revenue of $0.5 million, offset by an increase in maintenance revenue of $3.7 million.

Cost of Revenues

Cost of revenues for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenues:
Products and software licenses	$45,443	63.9%	$74,747	59.5%
Maintenance, warranty and services	3,401	4.8%	3,623	2.9%
Total cost of revenues	$48,844	68.7%	$78,370	62.4%

Cost of revenues from products and software licenses of $45.4 million for the nine months ended September 30, 2023, decreased by $29.3 million from $74.7 million for the nine months ended September 30, 2022. This change was primarily due to the decrease in revenue and indirect costs, offset by an inventory impairment charge of $7.2 million. A charge of $5.3 million relates to certain product initiatives that were eliminated or reduced as a result of the headcount reductions in the 2023 Restructuring Program and $1.9 million relates to an accrual for inventory on order for these eliminated or reduced product initiatives.

Cost of revenues from maintenance, warranty and services of $3.4 million for the nine months ended September 30, 2023 decreased by $0.2 million from $3.6 million for the nine months ended September 30, 2022.

Operating Expenses

Operating expenses for the above periods are presented below:

	Nine Months Ended September 30,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Operating expenses:
Research and development	$36,901	51.9%	$48,244	38.4%
Sales and marketing	15,888	22.3%	25,559	20.3%
General and administrative	15,343	21.6%	31,891	25.4%
Amortization of intangibles	189	0.3%	852	0.7%
Restructuring costs	3,283	4.6%	944	0.7%
Total operating expenses	$71,604	100.7%	$107,490	85.5%

Research and development — Research and development expenses were $36.9 million for the nine months ended September 30, 2023, a decrease of $11.3 million from $48.2 million for the nine months ended September 30, 2022. The decrease was primarily due to decreased headcount expenses of $9.6 million and decreased share-based compensation of $1.7 million.

Sales and marketing — Sales and marketing expenses were $15.9 million for the nine months ended September 30, 2023, a decrease of $9.7 million from $25.6 million for the nine months ended September 30, 2022. The decrease was the result of decreased headcount related costs of $6.4 million, decreased other costs of $1.7 million, and decreased share-based compensation of $1.6 million.

General and administrative — General and administrative expenses were $15.3 million for the nine months ended September 30, 2023, a decrease of $16.6 million from $31.9 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $10.1 million in share-based compensation, decreased headcount related costs of $2.3 million, decreased other costs of $1.3 million, and decreased other outside services of $0.5 million.

Amortization of intangibles — Amortization of intangibles of $0.2 million was lower for the nine months ended September 30, 2023 in comparison to $0.9 million the nine months ended September 30, 2022.

Restructuring costs — Restructuring costs related to employee termination costs of $3.3 million for the nine months ended September 30, 2023 increased $2.4 million from $0.9 million for the nine months ended September 30, 2022. We do not expect to incur further restructuring costs in 2023. The increase is a result of our announced 2023 Restructuring Program.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $19.6 million for the nine months ended September 30, 2023, an increase of $6.5 million from $13.1 million for the nine months ended September 30, 2022. The increase was primarily due to $4.3 million in fees related to the paydown of the Fortress Senior Term Loan and Convertible Note, a higher average debt outstanding and the increase in the base interest rates charged in the nine months ended September 30, 2023 than the same period in 2022.

Loss on extinguishment of debt — Loss on extinguishment of debt was $8.3 million for the nine months ended September 30, 2023, compared with $0 million for the nine months ended September 30, 2022. There was a $5.1 million loss on the extinguishment of the senior term loan and $3.2 million loss on the extinguishment of the convertible debt.

Change in fair value of warrant liability and derivatives, net — Change in fair value of warrant liability and derivatives, net was a gain of $3.1 million for the nine months ended September 30, 2023, a change of $0.1 million from a gain of $3.0 million for the nine months ended September 30, 2022.

Gain on sale of Mimosa business – The gain on sale from the Mimosa business was $28.6 million for the nine months ended September 30, 2023 compared to no gain for the nine months ended September 30, 2022, which we expect to be fully covered by our net operating losses for income tax purposes.

Other income (expense), net — Other income (expense), net was income of $0.5 million for the nine months ended September 30, 2023, an increase of $4.3 million from expense of $3.8 million for the nine months ended September 30, 2022 due to an increase in foreign exchange gains in the nine months ended September 30, 2023.

Income tax benefit, net — Income tax benefit, net was a benefit of $0.3 million for the nine months ended September 30, 2023 and $0.1 million for the nine months ended September 30, 2022.

Net Loss

We had a net loss of $44.6 million for the nine months ended September 30, 2022 compared to a net loss of $74.1 million for the nine months ended September 30, 2022, a decrease of $29.5 million due to the same factors described above.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2023 was a loss of $36.9 million, representing a change of $3.4 million from a loss of $40.3 million for the nine months ended September 30, 2022. The increase in Adjusted EBITDA was primarily due to the decrease in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net loss	$(44,608)	$(74,069)

Adjusted for:
Interest expense, net	19,631	13,071
Income tax (benefit) expense, net	(293)	(52)
Depreciation and amortization	2,507	3,448
EBITDA	(22,763)	(57,602)
Share-based compensation expense	6,044	19,399
Change in fair value of warrant liability and derivatives	(3,143)	(3,016)
Loss on extinguishment of debt	8,281	-
Gain on sale of Mimosa	(28,631)	-
Restructuring costs	3,283	944
Adjusted EBITDA	$(36,929)	$(40,275)

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

We had $47.8 million of current assets and $172.3 million of current liabilities as of September 30, 2023. During the nine months ended September 30, 2023, we used $29.4 million in cash flows from operating activities, primarily from the net loss offset by non-cash adjustments. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2023 and through the first half of 2024 to fund research and development activities. At the closing of the Mimosa sale, the Company received $10.5 million in cash after debt, debt related fees and interest of approximately $45.0 million were paid to the lender and approximately $4.5 million of transaction costs which were paid with the proceeds. An additional $1.2 million of transaction costs were accrued and $0.6 million is due on January 1, 2024 with the balance owed at the earlier of a Company transaction closing or August 11, 2024. Cash on hand will not allow us to meet our ongoing cash requirements and we are dependent on additional financing by Fortress to finance our current cash shortfalls until a suitable strategic transaction or other financing options come to fruition.

In order to address the need to satisfy our continuing obligations and realize our long-term strategy, management has taken several steps and is considering additional actions to improve our operating and financial results, including the following:

●	focusing our efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for our products;

●	focusing our efforts to improve days sales outstanding to provide additional liquidity; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand our labor force in lower cost geographies, with headcount reductions in higher cost geographies.

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

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 70 days and 101 days as of September 30, 2023 and December 31, 2022, respectively.

On August 6, 2015, we issued Golden Wayford Limited a $10.0 million subordinated Convertible Note Promissory Note (the “Golden Wayford Note”) pursuant to a subordinated convertible note purchase agreement, also dated August 6, 2015. The Golden Wayford Note, in the amount of $9.0 million plus interest, matured on June 30, 2020. We were not able to agree to an extended maturity date and the Golden Wayford Note remained outstanding as of September 30, 2023 and in default under the terms of the arrangement. We were granted a limited waiver under the Fortress Credit Agreement which waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note for so long as the Golden Wayford Note remains in effect. The waiver is limited to the actual and prospective defaults under the Fortress Credit Agreement as they existed on December 30, 2020 and not to any other change in facts or circumstances occurring after December 30, 2020. The waiver does not restrict Fortress from exercising any rights or remedies they may have with respect to any other default or event of default under the Fortress Credit Agreement or the related loan documents.

On December 30, 2020, we and certain of our subsidiaries as guarantors, entered into the Fortress Credit Agreement with Fortress. On August 13, 2021, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On May 18, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the May 2023 Credit Agreement Amendment relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, (i) certain consents related to the Company’s previously disclosed divestiture of Mimosa, (ii) waive certain existing events of default under the Fortress Credit Agreement in the limited manner set forth therein, (iii) terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement and establish new delayed draw term loan commitments in the aggregate amount of $25 million, (iv) modify the interest rates applicable to certain loans under the Fortress Credit Agreement, (v) provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock, (vi) amend certain financial covenants and (vii) provide for additional fees related to the Fortress Credit Agreement, and (viii) amend and restate the Fortress Credit Agreement. The Company borrowed $20.0 million of this facility in the second quarter of 2023. As of September 30, 2023, this facility no longer has borrowing capacity that is available to the Company. On August 11, 2023, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the August 2023 Fortress Credit Agreement Amendment relating to the Fortress Credit Agreement with Fortress pursuant to which the parties agreed to, among other things, certain consents, releases, and conforming amendments related to the Company’s previously disclosed divestiture of Mimosa. As further discussed below, as of September 30, 2023, we were not in compliance with all applicable covenants under the Fortress Credit Agreement. See Note 10 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

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

On August 11, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into the August 2023 Fortress Convertible Note Agreement Amendment pursuant to which the parties agreed to, among other things, certain consents, releases, and conforming amendments related to the Company’s previously disclosed divestiture of Mimosa. As further discussed below, as of September 30, 2023, we were not in compliance with all applicable covenants under the Fortress Convertible Note Purchase Agreement. Subsequently, as of October 26, 2023, we are not in compliance with the minimum liquidity covenant under the Fortress Convertible Note Agreement. See Note 11 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on this agreement.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing breaches. Even if the Company receives a waiver with respect to such existing breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, and (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at September 30, 2023.

As of September 30, 2023, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $17.3 million. Most of the commitments have expected delivery dates during the remainder of 2023 and early 2024.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Statement of Cash Flows Data:
Net cash used in operating activities	$(29,374)	$(29,625)
Net cash provided by (used in) investing activities	54,063	(2,156)
Net cash used in financing activities	(23,790)	(4,033)
Net increase (decrease) in cash, cash equivalents and restricted cash	899	(35,814)
Cash, cash equivalents and restricted cash, beginning of period	7,287	63,122
Cash, cash equivalents and restricted cash, end of period	$8,186	$27,308

Operating Activities

Net cash used in operating activities was $29.4 million for the nine months ended September 30, 2023, a decrease of $0.2 million from net cash used in operating activities of $29.6 million for the nine months ended September 30, 2022. The decrease is a result of $29.5 million more from results of our operations, offset by $1.4 million less generated from working capital and $27.8 million increase in non-cash adjustments.

Investing Activities

Net cash provided by investing activities was $54.1 million for the nine months ended September 30, 2023, an increase of $56.3 million from $2.2 million used for the nine months ended September 30, 2022 primarily due to the sale of Mimosa.

Financing Activities

Net cash used in financing activities was $23.8 million for the nine months ended September 30, 2023 and was related to repayments of the senior term loan of $24.9 million and the convertible debt of $16.8 million, offset by $20.0 million of borrowings under the senior term loan in the second quarter of 2023.

Net cash used in financing activities was $4.0 million for the nine months ended September 30, 2022 and was related to the repayment of borrowings under the senior term loan.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes during the nine months ended September 30, 2023 except for goodwill which is no longer on our balance sheet after the sale of the Mimosa business, included the following:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Note 13 – Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for information regarding certain litigation to which we are a party.

Item 1A. Risk Factors

Other than as set forth below, as of the date of this filing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, in response to Item 1A., “Risk Factors,” of Part I of the Annual Report.

Material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 are listed below:

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

As of September 30, 2023, we were not in compliance with all applicable covenants under the Fortress Credit Agreement and Fortress Convertible Note Purchase Agreement. Subsequently, as of October 26, 2023, we are not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and Fortress Convertible Note Purchase Agreement, and we did not make the principal and interest payments due under the Fortress Credit Agreement on October 31, 2023. See Note 10 and Note 11 of the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion on these agreements.

The Company is seeking a waiver with respect to current breaches. However, there can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive the existing breaches. Even if the Company receives a waiver with respect to such existing breaches, based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, and (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 9) and subordinated debt (see Note 8) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at September 30, 2023.

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

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that any new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock.

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

Accordingly, the Letter stated that the Company must submit a plan of compliance (the “Plan”) by July 9, 2023 addressing how it intends to regain compliance with Sections 1003(a)(i) and (ii) of the Company Guide by December 9, 2024. The Company submitted the Plan by the deadline and on August 23, 2023, the Company received a letter from NYSE American stating that NYSE American reviewed and accepted the Plan, providing an extension for compliance with Sections 1003(a)(i) and (ii) of the NYSE American Company Guide until December 9, 2024. The NYSE American staff will review the Company periodically for compliance with the initiatives outlined in the Plan. If the Company is not in compliance with the continued listing standards by December 9, 2024, or if the Company does not make progress consistent with the Plan during the Plan period, the NYSE American staff will initiate delisting proceedings as appropriate.

In addition, on July 10, 2023, the Company received written notice (the “Notice”) from the NYSE American stating that we are not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the Company Guide because the Company’s common stock was selling for a substantial period of time at a low price per share, which NYSE American determined to be a 30-trading day average of less than $0.20 per share. The Notice stated that the Company’s continued listing is predicated on it effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which NYSE American has determined to be no later than January 10, 2024.

However, NYSE American may take an accelerated delisting action that would pre-empt the cure period in the event that the common stock trades at a level viewed to be abnormally low.

In addition, upon Dominique Trempont’s resignation as a Chair of the Audit Committee and Michael Leibowitz’s resignation as a member, each as set forth in Item 5 below, the Company has only one Audit Committee member and requires an “audit committee financial expert.” The Company will be seeking to regain compliance with audit committee requirements as soon as practicable.

The Company’s common stock will continue to be listed on the NYSE American while the Company evaluates its various alternatives. The Company will also continue to be included in the list of NYSE American noncompliant issuers, and the below compliance (“.BC”) indicator will continue to be disseminated with the Company’s ticker symbol.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Resignation of Michael Liebowitz

On November 6, 2023, Michael Liebowitz resigned from the board of directors of the Company effective immediately as well as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Liebowitz’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Resignation of Dominique Trempont

On November 8, 2023, Dominique Trempont resigned from the board of directors of the Company effective immediately as well as a Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Trempont’s resignation was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 8, 2023, by and among Airspan Networks Holdings Inc, Airspan Networks Inc., Mimosa Networks, Inc., and Radisys Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2023)

2.2	Amendment No. 1 to Stock Purchase Agreement, dated as of July 22, 2023 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on July 25, 2023).

10.1	Letter Agreement, dated June 30, 2023, among DBFIP ANI LLC, Airspan Networks Holdings Inc. (f/k/a New Beginnings Acquisition Corp.), Airspan Networks Inc., Airspan IP Holdco LLC, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks Ltd. and Airspan Japan KK (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2023)

10.2	Consent and Partial Release and Amendment No. 1 to Loan Documents, dated as of August 11, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 11, 2023)

10.3	Consent and Partial Release and Fourth Amendment to Note Documents, dated as of August 11, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as collateral agent and trustee (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 11, 2023)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not deemed to be filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2023.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Glenn Laxdal
Name:	Glenn Laxdal
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Brant
Name:	David Brant
Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)