Form 10-K
period 2023-12-31
Airspan Networks Holdings Inc.
filed 2024-10-04
CIK 1823882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates, computed by reference to the closing sales price of $2.99 reported on the NYSE American, LLC, was $130,490,985.

As of September 30, 2024, 74,638,893 shares of the registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Documents incorporated by reference

None.

Explanatory Note

As previously disclosed in Current Reports filed by Airspan Networks Holdings Inc. (the “Company”) on April 1, 2024, April 4, 2024 and April 12, 2024 with the Securities and Exchange Commission (the “SEC”), on March 31, 2024, the Company and certain of its affiliates and subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court confirmed the Company’s prepackaged Chapter 11 plan of reorganization on June 28, 2024 (together with all amendments and supplements thereto, the “Prepackaged Plan”). Emergence from the Chapter 11 Cases requires governmental approval, as described herein.

In connection with the Chapter 11 Cases, on April 1, 2024, the staff of NYSE Regulation announced its determination to commence proceedings to delist the Company’s common stock (the “Common Stock”) from NYSE American LLC (“NYSE American”), and trading of the Common Stock was suspended immediately. On April 10, 2024, the staff of NYSE Regulation filed a Form 25-NSE with the SEC to report the delisting of the Common Stock from trading on the NYSE American.

The Company intends to file a Form 15 with the SEC to suspend the Company’s public reporting obligations with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

AIRSPAN NETWORKS HOLDINGS INC.
Annual Report on Form 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included in this Annual Report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including, but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

●	our Chapter 11 Cases in the Bankruptcy Court, including the outcome, timing and expected benefits thereof;

●	the availability of liquidity from the Company’s debtor-in-possession financing, including the DIP Credit Agreement (as defined herein);

●	our expected financial and business performance;

●	actions the Company may take to improve operating and financial results;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	the implementation, market acceptance and success of our products;

●	demand for our products and the drivers of that demand;

●	our estimated total addressable market and other industry projections, and our projected market share;

●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing relationships;

●	our ability to enter into production supply agreements with customers, the terms of those agreements, and customers’ utilization of our products and technology;

●	our expected reliance on our significant customers;

●	developments and projections relating to our competitors and industry, including with respect to investment in 5G networks;

●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	our future capital requirements and sources and uses of cash;

●	our ability to obtain funding for our operations;

●	our business, expansion plans and opportunities;

●	anticipated financial performance, including gross margin, and the expectation that our future results of operations will fluctuate on a quarterly basis for the foreseeable future;

●	expected capital expenditures, cost of revenue and other future expenses, and the sources of funds to satisfy our liquidity needs; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern;

●	the risk of downturns and the possibility of rapid change in the highly competitive industry in which we operate;

●	our ability to secure additional liquidity;

●	the risk that we and our current and future collaborators are unable to successfully develop and commercialize our products or services, or experience significant delays in doing so;

●	the risk that we do not achieve or sustain profitability;

●	the risk that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms or at all;

●	the risk that we experience difficulties in managing our growth and expanding operations;

●	the risk that third-party suppliers and manufacturers are not able to fully and timely meet their obligations;

●	the risk of product liability or regulatory lawsuits or proceedings relating to our products and services;

●	the risk that we are unable to secure or protect our intellectual property; and

●	other risks and uncertainties described in this Annual Report, including those under the section entitled “Risk Factors.”

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

Risks related to the Chapter 11 Cases, including that:

●	As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

●	Emergence from the Chapter 11 Cases requires government approval, which has now been received.

Risks related to our business and industry, including that:

●	We have and may continue to incur substantial losses and may not succeed in achieving profitability.

●	Any reduction in expenditures by communications service providers could negatively impact our results.

●	We may fail to predict and respond to emerging technological trends and network operators’ changing needs.

●	Competition from larger, better-capitalized or emerging competitors could negatively impact our results.

●	We currently depend on a few key customers for a substantial percentage of our sales.

●	Our customers execute short-term purchase orders or contracts without significant termination penalties.

●	We are exposed to the credit risk of our channel partners, which could result in material losses.

●	Our sales cycle is typically long, and it is difficult to accurately predict revenues and expenses.

●	We may make errors in our estimates relating to customer demand.

●	Fluctuations and changes in exchange rates, tax rates and in tax laws may adversely impact our results.

●	We rely on third-party manufacturers, which subjects us to production and logistical risks.

●	Our supply chain may be unable to deliver certain key components.

●	Our new and innovative offerings may take significant efforts and may not ultimately prove successful.

●	Our failure to offer high-quality support and services could have a material adverse effect on our business.

●	We may not detect errors or defects in our solutions until after full deployment, and product liability claims by customers could result in substantial costs.

●	Our international sales may be difficult and costly as a result of the political, economic and regulatory risks.

●	Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

●	If we lose any of our executive officers, we may encounter difficulty replacing their expertise.

●	A material defect in our products could seriously harm our credibility and our business, and we may not have sufficient insurance to cover any potential liability.

●	The mobile network industry investment levels fluctuate and are affected by many factors.

●	We are subject to risks associated with ongoing inflation and increasing oil and gas prices.

●	Our business depends on the strength of our brand, and we may fail to maintain and enhance our brand.

●	There is substantial doubt about our ability to continue as a going concern and we need to raise additional funding to meet our obligations. We may not secure funding on a timely basis or on acceptable terms to attain profitable operations.

●	We may need additional capital; our ability to access capital on acceptable terms could decrease significantly.

Risks related to our intellectual property, including that:

●	We may not have adequate protection for our intellectual property.

●	Third parties could assert infringement claims against us or our customers that we are obligated to indemnify.

●	We may be subject to damages resulting from claims relating to misconduct by employees or contractors.

●	We use open-source software in our products that may subject our firmware to general release or require us to re-engineer our products and the firmware contained therein.

Risks related to laws and regulations, including that:

●	We are subject to risks relating to changes in telecommunications regulation or delays.

●	We are required to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations.

●	Regulations affecting broadband infrastructure could damage demand for our products.

●	We are subject to governmental export and import controls.

●	We are required to comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and similar laws.

●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

v

General risks, including that:

●	Our business is subject to the risks of earthquakes, fires, floods, military actions and other natural catastrophic events, global pandemics and interruptions by man-made problems, such as terrorism.

●	We are subject to risks of interruption or failure of our information technology and communications systems.

●	We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our 4G and 5G products and customer data processed by us or third-party vendors or suppliers.

●	We may identify a material weakness in our internal control over financial reporting.

●	We may fail to maintain effective internal control over financial reporting.

●	Research and reports or lack thereof, or changes in recommendations, by securities or industry analysts could adversely impact the price and trading volume of our securities.

PART I

Item 1. Business

Airspan Networks Holdings Inc. (“Airspan,” the “Company,” “we” or “us”) is a designer and producer of wireless network equipment for 4G and 5G networks for both mainstream public telecommunications service providers and private network implementations.

Chapter 11 Cases

On March 31, 2024, the Company and certain of its affiliates and subsidiaries (collectively, the “Debtors”) filed bankruptcy petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 in the Bankruptcy Court. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

Restructuring Support Agreement

On March 29, 2024, the Company entered into a Restructuring Support Agreement (including all exhibits thereto, collectively, the “RSA”) with (i) certain of its affiliates and subsidiaries (as set forth in the RSA, and together with the Company, the “Company Parties”); (ii) certain Consenting Senior Secured Creditors, (iii) certain Consenting Subordinated Term Loan Lenders and (iv) certain Consenting Subordinated Convertible Noteholder (as each such term is defined in the RSA, and collectively, other than the Company Parties, the “Consenting Stakeholders”).

As set forth in the RSA, the Company and the Consenting Stakeholders have agreed to the principal terms of a restructuring of the Company (the “Restructuring”) through the filing of the Prepackaged Plan in the Bankruptcy Court. Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing the Restructuring, whether on the same or different terms than those provided in the RSA and the Prepackaged Plan.

The material terms of the Prepackaged Plan are set forth in the restructuring term sheet attached to the RSA (the “Term Sheet”, and the transactions described therein, the “Restructuring Transactions”), which terms include, among other things:

●	trade claims will be paid in the ordinary course of business during and after the Chapter 11 Cases (as hereinafter defined);

●	in the bankruptcy cases, the Consenting Senior Secured Creditors committed to provide a senior secured debtor-in-possession financing facility (the “Initial DIP Facility”) which consists of $16.5 million in new money DIP loans and $37.3 million in amounts “rolled up” from certain prepetition bridge facilities, on the terms set forth in the DIP Documents (as that term is defined in the RSA). The new money portion of the Initial DIP Facility became available in two draws, an initial draw of $7.5 million and a second draw of $9.0 million. The Initial DIP Facility as described in the Term Sheet is fully drawn. The Initial DIP Facility was approved by the Bankruptcy Court on a final basis on April 19, 2024.

●	on the effective date of the Restructuring Transactions (the “Plan Effective Date”), Airspan (as reorganized, “Reorganized Airspan”) will issue a single class of common equity interests (“New Common Equity”) to certain of its creditors as follows: (a) 94.375% pro rata to the Senior Secured Creditors, and (b) 5.625% pro rata to the Subordinated Term Loan Lenders and Subordinated Convertible Noteholders, subject to dilution on account of the management incentive plan (addressed below), the New Money Common Equity (as hereinafter defined), the New Existing Common Equity Warrants (as hereinafter defined), the DIP Facility Amendment No. 1 (as hereinafter defined), and certain other fees, premiums, and/or other terms as set forth in the RSA;

●	on the Plan Effective Date, the Company will consummate a new-money equity capital raise in an amount up to $95 million in aggregate (the “New Money Common Equity”), up to $90 million of which will be offered for ratable participation by holders of senior secured claims, and the remaining $5 million of which will be offered for ratable participation by holders of subordinated claims, and subject to other terms as set forth in the RSA. Certain of the Consenting Senior Secured Creditors have agreed to backstop the New Money Common Equity in an amount equal to at least (a) the amount sufficient to repay the Initial DIP facility, plus (b) $22.0 million;

●	on the Plan Effective Date, Reorganized Airspan will issue new warrants (“New Warrants”), consisting of and exercisable into (i) up to 3% of New Common Equity to holders of our existing common stock (the “Existing Common Stock Interest”), and (ii) 6.25% of New Common Equity to holders of subordinated claims on a pro rata basis, subject to other terms as set forth in the RSA;

●

on the Plan Effective Date, and in exchange for granting third-party releases and providing certain other consideration, Existing Common Stock Interest will be cancelled and eligible holders of Existing Common Stock Interest, subject to certain limitations set forth in the Plan, will be entitled to: (i) receive their pro rata share of $450,000 cash (the “Equity Cash Pool”), or (ii) elect to receive New Warrants, provided that if more than 150 record holders of Existing Common Stock Interest make such election, no New Warrants shall be issued to holders of Existing Common Stock Interest and all eligible holders of Existing Common Stock Interest will receive their pro rata share of the Equity Cash Pool;

●	following the Plan Effective Date, Reorganized Airspan may establish a customary management equity incentive plan; and

●	on the Plan Effective Date, there will be no recovery for holders of other equity interests in the Company;

In accordance with the RSA, the Consenting Stakeholders agreed, among other things, to:

●	subject to receipt of the Disclosure Statement (as defined in the RSA), vote to accept the Plan;

●	grant and not opt out of the releases contemplated by the Plan;

●	refrain from taking any action that would delay or impede consummation of the Plan; and

●	support and effectuate the documentation within the timeframes contemplated by the RSA.

In accordance with the RSA, the Company Parties agreed, among other things, to:

●	support the Restructuring Transactions, act in good faith, and use commercially reasonable efforts to take all actions, to the extent practicable and subject to the terms of the RSA, and reasonably requested or necessary to implement and consummate the Restructuring Transactions in accordance with the terms, conditions, and applicable deadlines set forth in the RSA, as applicable;

●	take all commercially reasonable actions to obtain and/or support the Company Parties in obtaining necessary or advisable regulatory or third-party approvals and providing notices in respect of regulatory and licensing requirements, as applicable, in connection with the Restructuring Transactions, including by providing all information reasonably requested by the Company Parties;

●	negotiate in good faith and use commercially reasonable efforts to execute (where applicable) and implement the definitive documents (as set forth in the RSA) and any other agreements required to effectuate and consummate the Restructuring Transactions as contemplated by the RSA;

●	support, and not directly or indirectly object to, delay, impede, or take any other action to interfere with, confirmation or consummation of the Plan;

●	support, and not directly or indirectly object to, delay, impede, or take any other action to interfere with, any motion or other pleading or document filed by a Debtor in the Bankruptcy Court or any other court that is consistent in all respects with the RSA and the Restructuring Transactions; and

●	take or cause to be taken all corporate actions and provide all authorizations reasonably necessary in furtherance of the Restructuring Transactions as are within the authority of such Consenting Stakeholders.

Pursuant to the RSA, the Company commenced the solicitation of votes on the Prepackaged Plan (the “Solicitation”) on March 30, 2024. In connection with the Solicitation, the Plan and Disclosure Statement were distributed to certain creditors of the Company that are entitled to vote on the Plan.

The RSA may be mutually terminated by the Required Consenting Senior Secured Creditors and each Company Party. The RSA will automatically terminate upon the earlier of the Plan Effective Date or 180 days after the date on which the Company Parties commenced their Chapter 11 Cases (the “Outside Date”); provided, that if the Plan Effective Date shall not have occurred by the Outside Date solely as a result of the failure to receive all necessary or advisable regulatory approvals by the Outside Date, the Outside Date shall automatically extend to the earlier of three business days following the receipt of all necessary or advisable regulatory approvals or 210 days after the date on which the Company Parties commenced their Chapter 11 Cases. Moreover, the Required Consenting Senior Secured Creditors, the Required Consenting Subordinated Creditors and the Company Parties each have termination rights if certain conditions are not met.

DIP Credit Facility

In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Superpriority Debtor-in-Possession Term Loan Credit Agreement, dated April 8, 2024 (the “Initial DIP Credit Agreement”), with DBFIP ANI LLC, as administrative and collateral agent (the “DIP Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), and a Security Agreement, dated April 8, 2024 (the “DIP Security Agreement”), with DBFIP ANI LLC, as collateral agent. The DIP Lenders are also (i) holders or affiliates, partners or investors of holders under the Company’s senior secured convertible notes sold pursuant to the Senior Secured Convertible Note Purchase and Guarantee Agreement, dated as of July 30, 2021 (as amended, restated, amended and restated, supplemented, modified or replaced, extended or refinanced from time to time), by and among the Company, certain of its subsidiaries as guarantors, the purchasers party thereto and DBFIP ANI LLC, as collateral agent and administrative agent, and (ii) lenders pursuant to the Sixth Amended and Restated Credit Agreement, dated as of March 7, 2024 (as amended, restated, amended and restated, supplemented, modified or replaced, extended or refinanced from time to time) (the “Prepetition Credit Agreement”), by and among Airspan Networks Inc., the Company, certain subsidiaries of the Company, the lenders party thereto and DBFIP ANI LLC, as collateral agent and administrative agent.

Under the Initial DIP Credit Agreement, the DIP Lenders provided term loans to the Borrowers in an original principal amount of $53,848,837, plus certain fees as described below. The DIP Lenders made new financing commitments to the Company under a new money delayed draw term loan facility (the “New Money DIP Facility”) in an aggregate principal amount of up to $16,500,000, all of which has been funded. The Initial DIP Credit Agreement also provides for a credit facility pursuant to which $37,348,837 of outstanding indebtedness under the Fortress Credit Agreement was automatically deemed substituted and exchanged for, and converted, into (such conversion, the “Roll Up”) debtor-in-possession term loans (the “Roll Up Loans”) (such credit facility, together with the New Money DIP Facility, the “Initial DIP Facility”) on a cashless dollar-for-dollar basis, in each case, in accordance with and subject to the terms and conditions in the DIP Credit Agreement. On July 26, 2024, the Debtors, the DIP Lenders, and the DIP Administrative Agent entered into that certain Amendment and Restatement of Senior Secured Superpriority Debtor-In-Possession Term Loan Credit Agreement and Reaffirmation of Loan Documents (the “DIP Facility Amendment No. 1” and, together with the Initial DIP Credit Agreement, the “DIP Credit Agreement”) pursuant to which the DIP Lenders increased their financing commitments to the Company under additional new money delayed draw term loans in an amount of up to $5 million (the “First Supplemental DIP Facility” and the term loans made thereunder, the “New DIP Loans”) available in two advances of $2.5 million each. The Initial DIP Facility together with the First Supplemental DIP Facility, are referred to herein collectively as the “DIP Facility”.

The loans made pursuant to the DIP Credit Agreement are secured by substantially all of the assets of the Debtors under the DIP Security Agreement. Borrowings under the DIP Facility will bear interest at either (i) the Base Rate (as defined in the DIP Credit Agreement) plus 10.00% per annum, or (ii) the Adjusted Term SOFR (as defined in the DIP Credit Agreement) plus 11.00% per annum. Interest on the DIP Facility is payable in-kind.

The Debtors agreed, subject to Bankruptcy Court approval, to pay certain fees in connection with the Initial DIP Facility, including (i) an administration fee in an amount equal to $50,000 per annum, payable-in-kind, (ii) a 3% Commitment Premium (as defined in the DIP Credit Agreement), payable in-kind, and (iii) a 3% Exit Premium (as defined in the DIP Credit Agreement), earned upon the repayment or maturity of all or a portion of the DIP Facility, and payable on the repaid or maturing amounts. The Commitment Premium and the Exit Premium do not apply to the New DIP Loans.

The DIP Credit Agreement includes milestones, representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the DIP Credit Agreement occurs, the DIP Administrative Agent may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The DIP Credit Agreement has a stated maturity date of October 8, 2024 (the “DIP Stated Maturity Date”). The DIP Credit Agreement will also terminate and all obligations thereunder will become due on the date that is the earliest of the following (i) the DIP Stated Maturity Date, (ii) the consummation of any plan of reorganization under the Chapter 11 Cases, (iii) the consummation of a sale or other disposition of all or substantially all assets of the Debtors, taken as a whole, under section 363 of the Bankruptcy Code and (iv) the date of acceleration following the occurrence of an Event of Default (as defined in the DIP Credit Agreement).

On July 23, 2024, the Bankruptcy Court granted the Company’s motion to approve the DIP Facility Amendment No. 1 to provide up to $5.0 million in additional funding to facilitate continued operations until the Company receives required regulatory approvals and is able to emerge from bankruptcy and close the Restructuring Transactions.

Delisting

In connection with the Chapter 11 Cases, on April 1, 2024, the staff of NYSE Regulation announced its determination to commence proceedings to delist the Common Stock from NYSE American, and trading of the Common Stock was suspended immediately. On April 10, 2024, the staff of NYSE Regulation filed a Form 25-NSE with the SEC to report the delisting of the Common Stock from trading on the NYSE American.

The Company intends to file a Form 15 with the SEC to suspend the Company’s public reporting obligations with the SEC under Section 15(d) of the Exchange Act.

Confirmed Plan

All creditors entitled to vote on the Prepackaged Plan, and who did vote on the Prepackaged Plan, have voted to accept the Prepackaged Plan. The Debtors communicated with various interested parties and resolved all comments on the proposed Prepackaged Plan without changing the key terms outlined above. As part of that process, the Debtors entered into a term sheet with Gogo Inc. which outlines the principal terms and conditions for a new revolving line of credit in the aggregate principal amount of $20.0 million (the “New Revolving Line of Credit”), and the assumption of certain commercial contracts between the Debtors and Gogo Inc. (and its affiliates). The New Revolving Line of Credit is expected to be undrawn as of the Plan Effective Date.

A hearing on confirmation of the proposed Prepackaged Plan took place before the Bankruptcy Court on June 28, 2024, at which the Bankruptcy Court confirmed the Prepackaged Plan.

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

The Wireless Communications Industry

The wireless industry has evolved from Marconi’s 1897 18-mile communication to a tugboat to high-speed mobile broadband. Launched in 2002, 3G cellular technology networks provided connectivity to access the World Wide Web from mobile devices and high-powered smart phones and apps began to change the way we live. Launched in 2010, higher speed 4G networks introduced the concept of mobile broadband, connected enterprise applications to cloud computing and began to modernize the way people communicate, interact and work. Presently, 5G networks, with up to 100 times the speed and as little as 10% of the latency (network edge turnaround time) of 4G networks, are expected to be foundational to the development and expansion of autonomous vehicles, telemedicine, live ultra-high definition video streaming, cloud gaming, edge computing and numerous industrial applications, such as augmented reality and robotics for smart manufacturing, supply chain automation and military and defense applications.

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

Products

We offer a complete range of 4G and 5G network build and network densification products with an expansive portfolio of software and hardware tools for indoor and outdoor, compact femto, pico, micro and macro base stations. Our solutions help network operators monetize the potential of 4G and 5G technologies and use cases and, in addition, allow enterprises to establish their own private networks especially in 5G, where dedicated spectrum has been allocated. The table below summarizes our product categories:

5G Product Family	Description
Air5G 4700	Outdoor Sub-6GHz Radio Unit (RU) supporting 16x16 massive MIMO array, Split 7.2x
Air5G 7200	Outdoor mmWave Macro RDU (Radio Unit (RU) and Distributed Unit (DU)) with an integrated 128x128 antenna array, Split 2
AirSpeed2900	Outdoor Pico cell Sub-6GHz dual sector full gNB
AirSpeed1900	Outdoor Pico cell Sub-6GHz single sector full gNB
AirVelocity 6200	Indoor mmWave RDU (Radio Unit (RU) and Distributed Unit (DU)) with an integrated 64x64 antenna array, Split 2
AirVelocity 1901	Indoor Sub-6 fully integrated gNB

SW Product Family	Description
4G eNb SW	Full SW package including L1, L2, L3 and management and control needed to operate the eNb
5G RU SW	SW to operate the RU. In Split 7.2x consist of the L-PHY
5G DU SW	Includes the H-PHY and L2, running in the gNb or on a server
5G CU SW	Includes the L3, running in the gNb or on a server
Airspan Control Platform (ACP) SW	The management and orchestration SW controlling the system components (HW and SW) for 5G and 4G

4G Product Family	Description
AirHarmony	Outdoor Mini-Macro, 2x 20W Tx power
AirSpeed	Outdoor dual sector/carrier Pico cell up to 10W Tx power
AirVelocity	Enterprise/Residential indoor Small Cell
AirU2700	2T4R CAT-A Radio Unit RU, split 7.2X

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

Competition

We compete in two broad markets: mobile RAN equipment and services and wireless broadband access. We compete with large direct competitors in the RAN market such as Ericsson, Huawei, Nokia, Samsung Group and ZTE Corporation as well as smaller players such as Inseego Corp, JMA Wireless, KMW Co Ltd, and Mavenir. In the broadband market, we have direct competitors as well as competing access technologies. The competing technologies include wireline Digital Subscriber Line (“DSL”), fiber, cable and satellite. Direct wireless broadband competition includes Cambium Networks, Proxim Wireless Corporation, Ruckus Networks, a division of CommScope Inc. and Ubiquiti Inc., and many other smaller companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

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

Cable Networks. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Cable coverage, which is not available in many countries, may limit the growth of this segment as a broadband access medium.

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

Customers

Our customers are principally network operators, who provide their customers with fixed, nomadic and portable broadband solutions, as well as backhaul and bridging solutions and mobile access solutions. Our customers today can generally be described as follows:

●	Fixed and mobile carriers looking to provide high speed triple-play broadband services to a wide customer base;

●	Energy, utility and enterprise and data centric carriers where high-speed connectivity is required between locations with a variety of private networking capabilities;

●	Military, defense, air to ground and public safety network operators providing wireless connectivity across a broad range of applications; and

●	Wireless ISPs that operate in areas where other carriers choose not to offer broadband access services.

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

Our three largest customers have accounted for a substantial majority of our sales in the two years ended December 31, 2023 and 2022. Our top three customers accounted for 68% and 61% of revenue in 2023 and 2022, respectively. See Note 2 of the notes to the audited financial statements included in this Annual Report.

Sales and Marketing

We sell our systems and solutions through our direct sales force and through independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. In certain markets, we also sell through independent agents, resellers, distributors and system integrators who target network operators and other customers. We also sell our products to OEMs who may sell our products under their names.

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

As of December 31, 2023, we had 104 full-time employees and contractors worldwide dedicated to sales, marketing and customer service.

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

Through the development of our products, we have generated a significant patent portfolio. As of December 31, 2023, our development efforts have resulted in 210 separate patents granted (includes U.S. patents and various foreign counterparts), with a further 53 currently pending (includes U.S. patents and foreign counterparts) applications. To improve system performance and reduce costs, we have developed custom integrated circuits that incorporate much of our intellectual property as well as a large library of AI base software modules which are key elements of our wireless solutions.

United States patents are currently granted for a term of 20 years from the date a patent application is filed. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for wireless transmission techniques and antenna technologies with a particular emphasis on high-speed mobility and power efficiency.

United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We register our trademarks in a number of other countries where we do business.

Manufacturing

We subcontract our manufacturing to third party subcontract manufacturing service providers. These providers offer full service manufacturing solutions, including assembly, integration, test, prototyping and new product introduction. The following is an overview of where our products are manufactured.

●	Most of our 4G and 5G product families are all currently produced with Foxconn in their Vietnam facilities and some in Malaysia with a contract manufacturer.

●	We also contract with smaller contract manufacturers for early life prototyping and engineering samples.

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

As of December 31, 2023, we had 428 full-time equivalent employees based primarily in the United Kingdom, India, Israel and the United States. We also engage numerous consultants and contractors to supplement our permanent workforce. We believe that we generally have good relationships with our employees. None of our employees are subject to a collective bargaining agreement or represented by a labor union, nor have we experienced any work stoppages.

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

Incentive Plans

The principal purpose of our incentive plans is to increase stockholder value by attracting, retaining and motivating high value personnel through the granting of equity and non-equity-based compensation awards. The incentive plans are designed to motivate individuals to perform to the best of their abilities to achieve our short and long-term objectives.

Corporate Information

We were incorporated under the laws of the State of Delaware on August 20, 2020 under the name New Beginnings Acquisition Corp. On August 13, 2021, we changed our name to Airspan Networks Holdings Inc. Our principal executive offices are located at 777 Yamato Road, Suite 310, Boca Raton, Florida 33431 and our telephone number is (561) 893-8670. Our main operations and product development centers are located in Slough, United Kingdom, Airport City, Israel, Mumbai and Bangalore, India and Tokyo, Japan. Our website address is www.airspan.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information contained in, or that can be accessed through, our website is not part of, and is not incorporated into this document.

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

Risks Related to the Chapter 11 Cases

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, when we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Emergence from the Chapter 11 Cases requires government approval

The Bankruptcy Court confirmed the Prepackaged Plan on June 28, 2024. In order to emerge from bankruptcy, the transaction contemplated in the RSA and the Prepackaged Plan must be approved by the Committee on Foreign Investment in the United States (“CFIUS”) and the Investment Security Unit (the “ISU”), the responsible regulator in the United Kingdom. On July 12, 2024, CFIUS approved the transaction contemplated in the RSA and the Prepackaged Plan. On July 3, 2024, the ISU informed us that the transaction is subject to further review under the United Kingdom’s National Security Investment Act 2021 (“NSIA”). Due to the additional time required to address questions from the ISU under the NSIA, on July 23, 2024, the Bankruptcy Court approved the Company’s motion to enter into the DIP Facility Amendment No. 1 to provide up to $5.0 million in additional funds to cover operating costs during this process. On October 2, 2024, the ISU informed the Company that no further action would be taken in relation to the call-in notice given under the NSIA. With this notice, the Company has received all required governmental approvals necessary to emerge from bankruptcy and close the Restructuring Transactions.

Risks Related to Our Business and Industry

We have incurred losses and may continue to incur substantial losses and negative operating cash flows and may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses and negative cash flows since incorporation, and as of December 31, 2023, we had an accumulated deficit of $930.1 million. We anticipate that we will continue to experience negative cash flows and net losses at least through the first quarter of 2025. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing departments as well as competitive pressures. We expect to continue to devote resources to these areas and, as a result, we will need to increase our quarterly revenues or further decrease our operating expenses to achieve and maintain profitability. We cannot be certain that we will achieve profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

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

In 2023 and 2022, approximately 68% and 61%, respectively, of our revenues were derived from our top three customers by revenue. We believe that there are certain economies of scale inherent in our business. Accordingly, if we lose one or more significant customers and are unable to replace the revenue previously generated by those customers, our gross profit margins, profitability and efforts to preserve cash resources could be materially negatively affected.

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

We conduct a majority of our business operations outside the United States. In 2023 and 2022, our international sales (sales to customers located outside the United States which includes a small percentage of United States customers where the final destination of the equipment is outside of the United States) accounted for approximately 78% and 61%, respectively, of our total revenue. Our operations are subject to international business risks, including the need to convert currencies received for our products into currencies in which we purchase raw materials or pay for services, which could result in a gain or loss depending on fluctuations in exchange rates. We transact business in many foreign currencies, including New Israeli Shekels, British pounds and Japanese yen. We translate our local currency financial results into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. During times of a strengthening U.S. dollar, our reported international sales and earnings may be reduced because the local currency may translate into fewer U.S. dollars. Because of our global operations, we are exposed to fluctuations in global currency rates which may result in gains or losses on our financial statements.

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

We outsource the manufacturing of our products to third-party manufacturers. Purchases from these third-party manufacturers account for the most significant portion of our cost of revenues. Our reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. From time to time, we have experienced and may in the future experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers suffer interruptions, delays or disruptions in supplying our products, including by reason of natural disasters, work stoppages or capacity constraints, our ability to ship products to distributors and network operators would be delayed. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet network operators’ requirements, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our channel partners.

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

Our products contain a significant number of components that we source globally, including from Vietnam and Malaysia. If our supply chain fails to deliver products to us in sufficient quality and quantity on a timely basis, we will be challenged to meet our customer order delivery timelines and could incur significant additional expenses for expedited freight and other related costs. Our supply chain has been, and may continue to be, adversely impacted by events outside of our control, including macroeconomic events, trade restrictions, economic recessions or natural occurrences. Certain of our customer contracts contain penalties for late or incomplete deliveries. These supply chain disruptions and delays may, in turn, cause us to be unable to make timely or complete deliveries to our customers, which may expose us to those penalties. Further, supply chain disruptions could result in longer lead times, inventory supply challenges and further increased costs, which could harm our ability to compete for future business. Accordingly, we remain subject to significant risks of supply chain disruptions or shortages, which could materially adversely affect our business, financial condition and results of operations.

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

Sales to customers based outside the United States have historically accounted for a majority of our revenues. In 2023 and 2022, our international sales (sales to customers located outside the United States which includes a small percentage of United States customers where the final destination of the equipment is outside of the United States) accounted for approximately 78% and 61%, respectively, of our total revenue. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

●	the imposition of tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

●	import or export controls, including licensing or product-certification requirements;

●	unexpected changes in government policies or regulatory requirements in the United States or by foreign governments and delays in receiving licenses to operate;

●	political instability and acts of war or terrorism;

●	economic instability, including the impact of economic recessions;

●	difficulty in staffing and managing geographically diverse operations;

●	any limitation on our ability to enforce intellectual property rights or agreements in regions where the judicial legal systems may be less developed or less protective of intellectual property or contractual rights;

●	capital and exchange control programs;

●	challenges caused by distance, language and cultural differences;

●	fluctuations in currency exchange rates;

●	labor unrest;

●	restrictions on the repatriation of cash;

●	the nationalization of local industry; and

●	potentially adverse tax consequences.

Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

We conduct various activities in Israel, including research and development; design; and raw material procurement in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East.

Israel has been involved in a number of armed conflicts with its neighbors since 1948 and a state of hostility, varying in degree and intensity, has led to security and economic problems in Israel, most recently in light of the attack on Israel by Hamas on October 7, 2023. Conditions in Israel could, in the future, disrupt the development, manufacture and/or distribution of our products.

If we lose Glenn Laxdal, our Chief Executive Officer, or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our chief executive officer, Glenn Laxdal. Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, may be difficult to replace. The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, could result in lost customers, and could cause a diversion of resources while we seek replacements.

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

Inflation, which increased significantly during 2022 and 2023, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In addition the increase in oil and gas prices has adversely affected us with increased costs of transportation, heating premises and higher prices from our suppliers. We have increased certain of the sales prices of our products and services in response to these increased costs and, in the event inflation and oil and gas prices continue to increase, we may seek to further increase our sales prices in order to maintain satisfactory margins. However, such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our business, financial condition and results of operations. Additionally, actions by governments to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.

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

We may not secure funding to meet our obligations on a timely basis to attain profitable operations. Any additional liquidity we may need in order to meet our obligations on a timely basis or to attain profitable operations may not be available on terms that are acceptable to us, or at all.

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

We use open-source software in our products that may subject our firmware to general release or require us to re-engineer our products and the firmware contained therein, which may cause harm to our business.

We incorporate open-source software into our products. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the software code. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. If we combine our proprietary firmware or other software with open-source software in a certain manner, we could, under certain of the open-source licenses, be required to release our proprietary source code publicly or license such source code on unfavorable terms or at no cost. Open-source license terms relating to the disclosure of source code in modifications or derivative works to the open-source software are often ambiguous and few if any courts in jurisdictions applicable to us have interpreted such terms. As a result, many of the risks associated with usage of open-source software cannot be eliminated, and could, if not properly addressed, negatively affect our business.

If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our firmware or other software, discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely increase our expenses and delay our ability to release our products for sale. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open-source software incorporated into our products.

Risks Related to Laws and Regulations

Changes in telecommunications regulation or delays in receiving licenses could adversely affect many of our customers and may lead to lower sales.

Many of our customers are subject to extensive regulation as communications service providers, including with respect to the availability of radio frequencies for two-way broadband communications. Each country has different regulations and regulatory processes for wireless communications equipment and for the uses of radio frequencies. Some of our products operate in license-exempt bands, while others operate in licensed bands in different jurisdictions. In addition, changes in laws or regulations that adversely affect existing and potential customers could lead them to delay, reduce or cancel expenditures on communications access systems, which actions would harm our business. In the past, anticipated customer orders have been postponed because of regulatory issues in various countries. The resolution of those issues can be lengthy, and the outcome can be unpredictable. Some of the orders we receive from customers are contingent upon their receipt of licenses from regulators, the timing of which can often be uncertain. Depending on the jurisdiction, the receipt of licenses by our customers may occur, if at all, a year or more after they initially seek those licenses.

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

As of December 31, 2023, we had $32.0 million of U.S. federal and $32.0 million of state net operating loss carryforwards available to reduce future taxable income. Of the $32.0 million in U.S. federal operating loss carryforwards, $9.9 million will be carried forward indefinitely for U.S. federal tax purposes and $22.0 million will expire between 2024 and 2039. The $32.0 million in state operating loss carryforwards will expire between 2024 and 2044. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. To the extent we are not able to offset future taxable income with our net operating losses, our cash flows may be adversely affected.

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

For example, in December 2021, we experienced a ransomware incident that impacted the availability of certain systems within our computer network. In response to this incident, we secured digital assets within our computer systems, immediately commenced an investigation with assistance from an outside cybersecurity firm and were able to successfully restore our systems, without paying a ransom, after working to get the systems back up as quickly as possible. Despite these actions, we experienced some delays and disruptions to our business, primarily with respect to employee access to business applications and e-mail service. In addition, in January 2022, we experienced a denial- of-service attack on our e-mail service. We were able to restore e-mail service after working to do so as quickly as possible. In connection with these incidents, we have incurred certain incremental one-time costs of $0.1 million related to consultants, experts and data recovery efforts, net of insurance recoveries, and expect to incur additional costs related to cybersecurity protections in the future. Although we have not been the subject of any legal proceedings involving these incidents, it is possible that we could be the subject of claims from persons alleging that they suffered damages from these incidents. We also are in the process of implementing a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. However, cyber threats are constantly evolving, and there can be no guarantee that a future cyber event will not occur.

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

We may identify material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the cut-off of revenue recognition on products shipped to customers, which was remediated as of December 31, 2022.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program, which we endeavor to align with industry standards. We have key Company policies and practices that directly or indirectly relate to cybersecurity matters, including policies and practices relating to antivirus protection, remote access, multifactor authentication, restricted access based upon business need and confidentiality of information, as well as procedures designed to reduce phishing, increase employee awareness of phishing attempts and other activities. The key elements of our efforts to identify, prevent, mitigate, and remediate cybersecurity risks and incidents through our cybersecurity risk management program include:

●	We collect and analyze information about cybersecurity risks as part of our risk management program and monitor and discuss public alerts, threat levels, trends and remediation.

●	All employees receive periodic cybersecurity training designed to educate concerning the recognition of cybersecurity threats.

●	Employees are obligated under the terms of our IT Appropriate Use Policy to protect IT assets from attack and to maintain proper control of access to IT systems and passwords.

●	We use various security tools, including internal reporting and monitoring, to identify vulnerabilities in our products and systems. We use industry leading products and services within our IT environment to optimize security and under vendor contracts.

●	Regular system updates and patching are done to protect our hardware and software against security vulnerabilities.

●	In certain limited situations we allow third party suppliers to access certain areas of our systems. In such cases third party access is strictly minimized and supervised to optimize security and control.

●	We have controls and procedures in place for prompt escalation of cybersecurity incidents and periodically evaluate and update contingency planning, including capability to recover in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident.

●	We conduct penetration testing to test our defenses and monitor threat levels.

●	We partner with a third-party security consultant to review our incident response process and ensure our programs align with industry standards.

Risk Assessment

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored, are vulnerable to cyber-attacks, data breaches, malware, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Cybersecurity risk is part of management’s risk oversight, although periodic reports are made to the Board of Directors of management’s implementation and monitoring of our cybersecurity risks programs. Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. Management will update the Board, as necessary, regarding any significant cybersecurity incidents should they occur, so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Our information technology team, which has overall responsibility for cybersecurity, is led by our Vice President, Global IT, who, has a Masters Degree in Philosophy, Politics and Economics from Oxford University and 32 years of experience in information technology management, and who reports to our Senior Vice President and CFO. Our cybersecurity management team draws from expertise in our information technology, information security, finance, legal, impacted product teams or product management personnel and other departments as needed. This team is responsible for assessing and managing our material risks from cybersecurity threats and our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants.

Item 2. Properties

Our corporate headquarters are located in Boca Raton, Florida. This office consists of approximately 5,400 square feet of space leased pursuant to a lease that will expire in December 2024.

Our main operations and product development centers are located in: Slough, United Kingdom; Airport City, Israel; Mumbai and Bangalore, India; and Tokyo, Japan. In Slough, United Kingdom, we lease one facility of approximately 14,330 square feet pursuant to a lease that will expire in 2025. In Airport City, Israel, we lease one facility of approximately 49,213 square feet pursuant to a lease that will expire in December 2024. In Mumbai, India, we lease one facility of approximately 5,513 square feet pursuant to a lease that will expire in 2026. In Tokyo, Japan, we lease one facility of approximately 1,940 square feet pursuant to a lease that will expire in December 2024. In Bangalore, India, we lease one facility of approximately 7,500 square feet pursuant to a lease that will expire in 2025.

We believe that our facilities are adequate for our current needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

Item 3. Legal Proceedings.

Reference is made to Note 18 – Commitments and Contingencies in the notes to the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for information regarding certain litigation to which we are a party.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During 2023, shares of our Common Stock were traded on the NYSE American under the symbol “MIMO.” In connection with the Chapter 11 Cases, on April 1, 2024, the staff of NYSE Regulation announced its determination to commence proceedings to delist the Common Stock from NYSE American, and trading of the Common Stock was suspended immediately. On April 10, 2024, the staff of NYSE Regulation filed a Form 25-NSE with the SEC to report the delisting of the Common Stock from trading on the NYSE American. The Common Stock began trading on the Expert Market of the OTC on April 2, 2024 under the symbol “MIMOQ.”

Holders of Record

On July 23, 2024, there were 39 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans as of December 31, 2023 is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Repurchases

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Risk Factors

See the discussion of forward-looking statements and risk factors in Part I Item 1 and Item 1A of this report.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

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

Recent Developments

Chapter 11 Cases

On March 31, 2024, the Debtors filed bankruptcy petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 in the Bankruptcy Court. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

Restructuring Support Agreement

On March 29, 2024, the Company entered into a Restructuring Support Agreement (including all exhibits thereto, collectively, the “RSA”) with (i) certain of its affiliates and subsidiaries (as set forth in the RSA, and together with the Company, the “Company Parties”); (ii) certain Consenting Senior Secured Creditors, (iii) certain Consenting Subordinated Term Loan Lenders and (iv) certain Consenting Subordinated Convertible Noteholder (as each such term is defined in the RSA, and collectively, other than the Company Parties, the “Consenting Stakeholders”).

As set forth in the RSA, the Company and the Consenting Stakeholders have agreed to the principal terms of a restructuring of the Company (the “Restructuring”) through the filing of the Prepackaged Plan in the Bankruptcy Court. Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing the Restructuring, whether on the same or different terms than those provided in the RSA and the Prepackaged Plan.

The material terms of the Prepackaged Plan are set forth in the restructuring term sheet attached to the RSA (the “Term Sheet”, and the transactions described therein, the “Restructuring Transactions”), which terms include, among other things:

●	trade claims will be paid in the ordinary course of business during and after the Chapter 11 Cases (as hereinafter defined);

●	in the bankruptcy cases, the Consenting Senior Secured Creditors committed to provide a senior secured debtor-in-possession financing facility (the “Initial DIP Facility”) which consists of $16.5 million in new money DIP loans and $37.3 million in amounts “rolled up” from certain prepetition bridge facilities, on the terms set forth in the DIP Documents (as that term is defined in the RSA). The new money portion of the Initial DIP Facility became available in two draws, an initial draw of $7.5 million and a second draw of $9.0 million. The Initial DIP Facility as described in the Term Sheet is fully drawn. The Initial DIP Facility was approved by the Bankruptcy Court on a final basis on April 19, 2024.

●	on the effective date of the Restructuring Transactions (the “Plan Effective Date”), Airspan (as reorganized, “Reorganized Airspan”) will issue a single class of common equity interests (“New Common Equity”) to certain of its creditors as follows: (a) 94.375% pro rata to the Senior Secured Creditors, and (b) 5.625% pro rata to the Subordinated Term Loan Lenders and Subordinated Convertible Noteholders, subject to dilution on account of the management incentive plan (addressed below), the New Money Common Equity (as hereinafter defined), the New Existing Common Equity Warrants (as hereinafter defined), the DIP Facility Amendment No. 1 (as hereinafter defined), and certain other fees, premiums, and/or other terms as set forth in the RSA;

●	on the Plan Effective Date, the Company will consummate a new-money equity capital raise in an amount up to $95 million in aggregate (the “New Money Common Equity”), up to $90 million of which will be offered for ratable participation by holders of senior secured claims, and the remaining $5 million of which will be offered for ratable participation by holders of subordinated claims, and subject to other terms as set forth in the RSA. Certain of the Consenting Senior Secured Creditors have agreed to backstop the New Money Common Equity in an amount equal to at least (a) the amount sufficient to repay the Initial DIP Facility, plus (b) $22.0 million.

●	on the Plan Effective Date, Reorganized Airspan will issue new warrants (“New Warrants”), consisting of and exercisable into (i) up to 3% of New Common Equity to holders of our existing common stock (the “Existing Common Stock Interest”), and (ii) 6.25% of New Common Equity to holders of subordinated claims on a pro rata basis, subject to other terms as set forth in the RSA;

●	on the Plan Effective Date, and in exchange for granting third-party releases and providing certain other consideration, Existing Common Stock Interest will be cancelled and eligible holders of Existing Common Stock Interest, subject to certain limitations set forth in the Plan, will be entitled to: (i) receive their pro rata share of $450,000 cash (the “Equity Cash Pool”), or (ii) elect to receive New Warrants, provided that if more than 150 record holders of Existing Common Stock Interest make such election, no New Warrants shall be issued to holders of Existing Common Stock Interest and all eligible holders of Existing Common Stock Interest will receive their pro rata share of the Equity Cash Pool;

●	following the Plan Effective Date, Reorganized Airspan may establish a customary management equity incentive plan; and

●	on the Plan Effective Date, there will be no recovery for holders of other equity interests in the Company;

In accordance with the RSA, the Consenting Stakeholders agreed, among other things, to:

●	subject to receipt of the Disclosure Statement (as defined in the RSA), vote to accept the Plan;

●	grant and not opt out of the releases contemplated by the Plan;

●	refrain from taking any action that would delay or impede consummation of the Plan; and

●	support and effectuate the documentation within the timeframes contemplated by the RSA.

In accordance with the RSA, the Company Parties agreed, among other things, to:

●	support the Restructuring Transactions, act in good faith, and use commercially reasonable efforts to take all actions, to the extent practicable and subject to the terms of the RSA, and reasonably requested or necessary to implement and consummate the Restructuring Transactions in accordance with the terms, conditions, and applicable deadlines set forth in the RSA, as applicable;

●	take all commercially reasonable actions to obtain and/or support the Company Parties in obtaining necessary or advisable regulatory or third-party approvals and providing notices in respect of regulatory and licensing requirements, as applicable, in connection with the Restructuring Transactions, including by providing all information reasonably requested by the Company Parties;

●	negotiate in good faith and use commercially reasonable efforts to execute (where applicable) and implement the definitive documents (as set forth in the RSA) and any other agreements required to effectuate and consummate the Restructuring Transactions as contemplated by the RSA;

●	support, and not directly or indirectly object to, delay, impede, or take any other action to interfere with, confirmation or consummation of the Plan;

●	support, and not directly or indirectly object to, delay, impede, or take any other action to interfere with, any motion or other pleading or document filed by a Debtor in the Bankruptcy Court or any other court that is consistent in all respects with the RSA and the Restructuring Transactions; and

●	take or cause to be taken all corporate actions and provide all authorizations reasonably necessary in furtherance of the Restructuring Transactions as are within the authority of such Consenting Stakeholders.

Pursuant to the RSA, the Company commenced the solicitation of votes on the Prepackaged Plan (the “Solicitation”) on March 30, 2024. In connection with the Solicitation, the Plan and Disclosure Statement were distributed to certain creditors of the Company that are entitled to vote on the Plan.

The RSA may be mutually terminated by the Required Consenting Senior Secured Creditors and each Company Party. The RSA will automatically terminate upon the earlier of the Plan Effective Date or 180 days after the date on which the Company Parties commenced their Chapter 11 Cases (the “Outside Date”); provided, that if the Plan Effective Date shall not have occurred by the Outside Date solely as a result of the failure to receive all necessary or advisable regulatory approvals by the Outside Date, the Outside Date shall automatically extend to the earlier of three business days following the receipt of all necessary or advisable regulatory approvals or 210 days after the date on which the Company Parties commenced their Chapter 11 Cases. Moreover, the Required Consenting Senior Secured Creditors, the Required Consenting Subordinated Creditors and the Company Parties each have termination rights if certain conditions are not met.

DIP Credit Facility

In connection with the Chapter 11 Cases, the Debtors entered into a Senior Secured Superpriority Debtor-in-Possession Term Loan Credit Agreement, dated April 8, 2024 (the “Initial DIP Credit Agreement”), with DBFIP ANI LLC, as administrative and collateral agent (the “DIP Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), and a Security Agreement, dated April 8, 2024 (the “DIP Security Agreement”), with DBFIP ANI LLC, as collateral agent. The DIP Lenders are also (i) holders or affiliates, partners or investors of holders under the Company’s senior secured convertible notes sold pursuant to the Senior Secured Convertible Note Purchase and Guarantee Agreement, dated as of July 30, 2021 (as amended, restated, amended and restated, supplemented, modified or replaced, extended or refinanced from time to time), by and among the Company, certain of its subsidiaries as guarantors, the purchasers party thereto and DBFIP ANI LLC, as collateral agent and administrative agent, and (ii) lenders pursuant to the Sixth Amended and Restated Credit Agreement, dated as of March 7, 2024 (as amended, restated, amended and restated, supplemented, modified or replaced, extended or refinanced from time to time) (the “Prepetition Credit Agreement”), by and among Airspan Networks Inc., the Company, certain subsidiaries of the Company, the lenders party thereto and DBFIP ANI LLC, as collateral agent and administrative agent.

Under the Initial DIP Credit Agreement, the DIP Lenders provided term loans to the Borrowers in an original principal amount of $53,848,837, plus certain fees as described below. The DIP Lenders made new financing commitments to the Company under a new money delayed draw term loan facility (the “New Money DIP Facility”) in an aggregate principal amount of up to $16,500,000, all of which has been funded. The Initial DIP Credit Agreement also provides for a credit facility pursuant to which $37,348,837 of outstanding indebtedness under the Fortress Credit Agreement was automatically deemed substituted and exchanged for, and converted, into (such conversion, the “Roll Up”) debtor-in-possession term loans (the “Roll Up Loans”) (such credit facility, together with the New Money DIP Facility, the “Initial DIP Facility”) on a cashless dollar-for-dollar basis, in each case, in accordance with and subject to the terms and conditions in the DIP Credit Agreement. On July 26, 2024, the Debtors, the DIP Lenders, and the DIP Administrative Agent entered into that certain Amendment and Restatement of Senior Secured Superpriority Debtor-In-Possession Term Loan Credit Agreement and Reaffirmation of Loan Documents (the “DIP Facility Amendment No. 1” and together with the Initial DIP Credit Agreement, the “DIP Credit Agreement”) pursuant to which the DIP Lenders increased their financing commitments to the Company under additional new money delayed draw term loans in an amount of up to $5 million (the “First Supplemental DIP Facility” and the term loans made thereunder, the “New DIP Loans”) available in two advances of $2.5 million each. The Initial DIP Facility together with the First Supplemental DIP Facility, are referred to herein collectively as the “DIP Facility”.

The loans made pursuant to the DIP Credit Agreement are secured by substantially all of the assets of the Debtors under the DIP Security Agreement. Borrowings under the DIP Facility will bear interest at either (i) the Base Rate (as defined in the DIP Credit Agreement) plus 10.00% per annum, or (ii) the Adjusted Term SOFR (as defined in the DIP Credit Agreement) plus 11.00% per annum. Interest on the DIP Facility is payable in-kind.

The Debtors agreed, subject to Bankruptcy Court approval, to pay certain fees, in connection with the Initial DIP Facility, including (i) an administration fee in an amount equal to $50,000 per annum, payable-in-kind, (ii) a 3% Commitment Premium (as defined in the DIP Credit Agreement), payable in-kind, and (iii) a 3% Exit Premium (as defined in the DIP Credit Agreement), earned upon the repayment or maturity of all or a portion of the DIP Facility, and payable on the repaid or maturing amounts. The Commitment Premium and the Exit Premium do not apply to the New DIP Loans.

The DIP Credit Agreement includes milestones, representations and warranties, covenants applicable to the Debtors, and events of default. If an event of default under the DIP Credit Agreement occurs, the DIP Administrative Agent may, among other things, permanently reduce any remaining commitments and declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable.

The DIP Credit Agreement has a stated maturity date of October 8, 2024 (the “DIP Stated Maturity Date”). The DIP Credit Agreement will also terminate and all obligations thereunder will become due on the date that is the earliest of the following (i) the DIP Stated Maturity Date, (ii) the consummation of any plan of reorganization under the Chapter 11 Cases, (iii) the consummation of a sale or other disposition of all or substantially all assets of the Debtors, taken as a whole, under section 363 of the Bankruptcy Code and (iv) the date of acceleration following the occurrence of an Event of Default (as defined in the DIP Credit Agreement).

On July 23, 2024, the Bankruptcy Court granted the Company’s motion to approve the DIP Facility Amendment No. 1 to provide up to $5.0 million in additional funding to facilitate continued operations until the Company receives required regulatory approvals and is able to emerge from bankruptcy and close the Restructuring Transactions.

Delisting

In connection with the Chapter 11 Cases, on April 1, 2024, the staff of NYSE Regulation announced its determination to commence proceedings to delist the Common Stock from NYSE American, and trading of the Common Stock was suspended immediately. On April 10, 2024, the staff of NYSE Regulation filed a Form 25-NSE with the SEC to report the delisting of the Common Stock from trading on the NYSE American.

The Company intends to file a Form 15 with the SEC to suspend the Company’s public reporting obligations with the SEC under Section 15(d) of the Exchange Act.

Confirmed Plan

All creditors entitled to vote on the Prepackaged Plan, and who did vote on the Prepackaged Plan, have voted to accept the Prepackaged Plan. The Debtors communicated with various interested parties and resolved all comments on the proposed Prepackaged Plan without changing the key terms outlined above. As part of that process, the Debtors entered into a term sheet with Gogo Inc. which outlines the principal terms and conditions for a new revolving line of credit in the aggregate principal amount of $20.0 million (the “New Revolving Line of Credit”), and the assumption of certain commercial contracts between the Debtors and Gogo Inc. (and its affiliates). The New Revolving Line of Credit is expected to be undrawn as of the Plan Effective Date.

A hearing on confirmation of the proposed Prepackaged Plan took place before the Bankruptcy Court on June 28, 2024, at which the Bankruptcy Court confirmed the Prepackaged Plan.

Gogo Agreements

On or about April 12, 2024, Gogo Business Aviation LLC (“Gogo”) notified the Company of its assertion that the Company was allegedly in default under certain contracts with Gogo (the “Existing Gogo Contracts”), which the Company disputes.  Following negotiations, and without any admission or acknowledgment from Legacy Airspan as to the accuracy or validity of any purported default or event of default under the Existing Gogo Contracts, Legacy Airspan and Gogo resolved the dispute by entering into a Waiver and Omnibus Amendment to Airspan/Gogo Agreements dated as of June 27, 2024 (the “Gogo Agreement”) with respect to the Existing Gogo Contracts.  Under the Gogo Agreement, Gogo agreed to waive its existing alleged claims under the Existing Gogo Contracts, conditional upon certain specified events not occurring after the Plan Effective Date.  Additionally, the parties agreed to modify certain terms of the Existing Gogo Contracts, including certain reporting obligations, observation rights, and performance dates.  The amendments and conditional waivers under the Gogo Agreement are not effective until the Plan Effective Date.

March 2024 Fortress Amendments

On March 7, 2024, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Sixth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents relating to the Fortress Credit Agreement with Fortress the “March 2024 Fortress Credit Amendment”) to, among other things, amend and restate the Fortress Credit Agreement, extend the waiver of certain potential prospective events of default under the March 2024 Fortress Credit Amendment, establish new term delayed draw term loan commitments in the aggregate amount of $18 million, and extend the forbearance by the lenders party to the March 2024 Fortress Credit Amendment from exercising their rights and remedies as a result of certain existing and potential prospective events of default under the March 2024 Fortress Credit Amendment in a limited manner. On March 7, 2024, the Company, Legacy Airspan, and certain of our subsidiaries who are party to the Fortress Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”) entered into a Limited Waiver and Consent, Seventh Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents (the “March 2024 Fortress Convertible Note Agreement Amendment”) to, among other things, extend the waiver of certain existing and potential prospective events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein, and (ii) extend the forbearance by the purchasers party to the March 2024 Fortress Convertible Note Agreement Amendment from exercising their rights and remedies as a result of certain existing and prospective events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein. To effect the March 2024 Fortress Credit Amendment and the March 2024 Fortress Convertible Note Agreement Amendment, the Company incurred capitalized fees of approximately $3.6 million.

On March 25, 2024, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into an Amendment No. 1 to Limited Waiver and Consent, Sixth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents (the “March 25, 2024 Fortress Credit Amendment) to, among other things, extend the forbearance by the lenders party to the March 25, 2024 Fortress Credit Amendment from exercising their rights and remedies as a result of certain events of default. On March 25, 2024, the Company, Legacy Airspan, and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into Amendment No. 1 to Limited Waiver and Consent, Seventh Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents (the “March 25, 2024 Fortress Convertible Note Agreement Amendment”) to, among other things, extend the forbearance by the purchasers party to the March 25, 2024 Fortress Convertible Note Agreement Amendment from exercising their rights and remedies as a result of certain events of default.

February 2024 Fortress Amendments

On February 28, 2024, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Fifth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents relating to the Fortress Credit Agreement with Fortress the “February 2024 Fortress Credit Amendment”) to, among other things, amend and restate the Fortress Credit Agreement, extend the waiver of certain potential prospective events of default under the February 2024 Fortress Credit Amendment, establish new term delayed draw term loan commitments in the aggregate amount of $750,000, and establish the forbearance by the lenders party to the February 2024 Fortress Credit Amendment from exercising their rights and remedies as a result of certain potential prospective events of default under the February 2024 Fortress Credit Amendment in a limited manner. On February 28, 2024, the Company, Legacy Airspan, and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Sixth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents (the “February 2024 Fortress Convertible Note Agreement Amendment”) to, among other things, extend the waiver of certain potential prospective events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein, and (ii) establish the forbearance by the purchasers party to the February 2024 Fortress Convertible Note Agreement Amendment from exercising their rights and remedies as a result of certain prospective events of default under the Fortress Convertible Note Agreement in the limited manner set forth therein. To effect the February 2024 Fortress Credit Amendment and the February 2024 Fortress Convertible Note Agreement Amendment, the Company incurred capitalized fees of approximately $300,000.

December 2023 Fortress Amendments

On December 22, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Fourth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents relating to the Fortress Credit Agreement with Fortress (the “December 2023 Fortress Credit Amendment”) to, among other things, amend and restate the Fortress Credit Agreement, effect a limited waiver of certain existing and potential prospective events of default under the Fortress Credit Agreement, establish new delayed draw term loan commitments in the amount of $10.0 million, defer the due date of certain cash payments of principal and interest under the Fortress Credit Agreement, and establish certain new covenants. On December 22, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Agreement entered into a Limited Waiver and Consent, Fifth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “December 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain existing and potential prospective events of default under the Fortress Convertible Note Agreement, defer the due date of certain cash payments of interest under the Fortress Convertible Notes, and establish certain new covenants. To effect the December 2023 Fortress Credit Amendment and the December 2023 Fortress Convertible Note Agreement Amendment, the Company incurred fees of approximately $4 million, capitalized on a pro rata basis in connection with each advance.

November 2023 Fortress Amendments

On November 14, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Third Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents relating to the Fortress Credit Agreement with Fortress (the “November 2023 Fortress Credit Amendment”) to, among other things, amend and restate the Fortress Credit Agreement, effect a limited waiver of certain events of default under the Fortress Credit Agreement, establish new delayed draw term loan commitments in the aggregate amount of $5.0 million, and establish certain new covenants. On November 14, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Fourth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “November 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement, and establish certain new covenants. To effect the November 2023 Fortress Credit Amendment and the November 2023 Fortress Convertible Note Agreement Amendment, the Company incurred fees of approximately $4 million, capitalized on a pro rata basis in connection with each advance.

August 2023 Fortress Amendments

On August 11, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Consent and Partial Release and Amendment No. 1 to Loan Documents relating to the Fortress Credit Agreement with Fortress (the “August 2023 Fortress Credit Amendment”) to, among other things, implement certain modifications to the Fortress Credit Agreement relating to the Purchase Agreement and the Transaction. On August 11, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Purchase and Guarantee Agreement entered into a Consent and Partial Release and Fourth Amendment to Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “August 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, implement certain modifications to the Fortress Convertible Note Agreement relating to the Purchase Agreement and the Transaction.

May 2023 Fortress Amendments

On May 18, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into a Limited Waiver and Consent, Second Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents relating to the Fortress Credit Agreement with Fortress (the “May 2023 Fortress Credit Amendment”) to, among other things, amend and restate the Fortress Credit Agreement, effect a limited waiver of certain events of default under the Fortress Credit Agreement, terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement and establish new delayed draw term loan commitments in the aggregate amount of $25.0 million, modify the interest rates applicable to certain loans under the Fortress Credit Agreement, obtain certain consents related to the Transaction, and provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock. On May 18, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Third Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “May 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement, exchange the existing Convertible Notes for amended and restated Convertible Notes, increase or modify the interest rates applicable to the Convertible Notes, and obtain certain consents related to the Transaction. To effect the May 2023 Fortress Credit Amendment and the May 2023 Fortress Convertible Note Agreement Amendment, the Company incurred fees of approximately (a) $2,157,751.26 (b)five percent of the new delayed draw term loans under the Fortress Credit Agreement, payable at the time of each such advance, and (c) $2.5 million, which was capitalized to increase the aggregate principal amount of the Convertible Notes to $52.5 million.

Sale of Mimosa Networks

On March 8, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mimosa, Legacy Airspan, and Radisys Corporation (“Radisys”), pursuant to which we sold all of the issued and outstanding shares of common stock of Mimosa to Radisys for an aggregate purchase price of approximately $60 million in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Transaction closed on August 11, 2023.

Restructuring Activities

In the second quarter of 2023, as part of a strategic review of our operations, the Company implemented a cost reduction and restructuring program (the “2023 Restructuring Program”). The 2023 Restructuring Program was primarily comprised of entering into severance and termination agreements with employees. Formal announcements to the relevant employees were made in May, June and July 2023 and activities continued throughout the third and fourth quarter of 2023. The payments related to severance costs were completed by March 31, 2024, and the payments related to the building costs should be completed by December 31, 2024.

The Company also recorded an inventory impairment charge of $12.0 million in the year ended December 31, 2023, which is included in cost of revenues in the consolidated statement of operations. A charge of $10.1 million relates to certain product initiatives that were eliminated or reduced as a result of the headcount reductions in the 2023 Restructuring Program and $1.9 million relates to an accrual for inventory on order for these eliminated or reduced product initiatives.

Global Economic Conditions

We have experienced supply chain disruptions and inflationary impacts across our businesses, driven by the impact of regional conflicts, economic sanctions, and general macroeconomic factors. These factors have increased our operating costs. While we are taking actions to respond to the supply chain disruptions, inflationary environment, and global demand dynamics, we may not be able to enact these measures in a timely manner, or the measures may not be sufficient to offset the increase in costs, which could have a material adverse impact on our results of operations.

Cybersecurity Incidents

In January 2022, we experienced a denial-of-service attack on our e-mail service. We were able to restore e-mail service after working to do so as quickly as possible.

In connection with this incident, we have incurred certain incremental one-time costs of $0.1 million related to consultants, experts and data recovery efforts, net of insurance recoveries, and expect to incur additional costs related to cybersecurity protections in the future. We are in the process of implementing a variety of measures to further enhance our cybersecurity protections and minimize the impact of any future attack. However, cyber threats are constantly evolving, and there can be no guarantee that a future cyber event will not occur.

Going Concern Update

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. We will need to secure additional funding to meet our operations on a timely basis, to satisfy our debt covenants and, ultimately, to attain profitable operations. The Company filed Chapter 11 on March 31, 2024. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

In addition, as discussed in Notes 14 and 15 to the consolidated financial statements, the Company’s senior term loan and Convertible Notes require certain financial covenants to be met. We were not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from November 29, 2022, which was an event of default under those agreements for which a waiver was obtained. We also did not make cash payments of principal and interest under the Fortress Credit Agreement and the Fortress Convertible Note on September 30, October 31, November 30, and December 31 within any grace period applicable thereto, for which we obtained a deferral of such payments. We also obtained a prospective waiver of compliance with the minimum liquidity covenant, the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the December 31, 2023 quarterly measurement date.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	continuing to improve days sales outstanding to provide additional liquidity; and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that the new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company emerges from bankruptcy under the currently proposed Restructuring Support Agreement (“RSA”), this is expected to provide adequate equity financing and eliminate all existing senior and subordinated debt. In addition, the Company expects to have access to a $20.0 million revolving line of credit. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Our top three customers accounted for 68% and 61% of revenue for the years ended December 31, 2023 and 2022, respectively.

Our sales outside the U.S. and North America accounted for 78% and 57% of our total revenue in the years ended December 31, 2023 and 2022, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Year Ended December 31,
Geographic Area	2023	2022
United States	22%	39%
Other North America	0%	4%
North America	22%	43%
India	34%	17%
Japan	30%	26%
Other Asia	3%	1%
Asia	67%	44%
Europe	6%	7%
Africa and the Middle East	3%	4%
Latin America and the Caribbean	2%	2%
Total revenue	100%	100%

Note that the year ended December 31, 2023 sales by geographic region included Mimosa sales through August 11, 2023 which affects the comparability to the sales by geographic region for the year ended December 31, 2022.

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

Non-Operating Expenses

Interest Expense, Net

Interest expense consists primarily of interest associated with the Convertible Notes, two subordinated loan facilities and our senior secured credit facility, which consisted of a term loan and revolving credit facility. Interest on the term loan was determined based on the highest of the LIBOR Rate (or, subsequent to the transition to SOFR, the SOFR Rate), commercial lending rate of the collateral agent and federal funds rate, plus an applicable margin. Interest on the revolving credit facility is based on the LIBOR Rate (or, subsequent to the transition to SOFR the SOFR Rate) plus an applicable margin. On May 18, August 11, November 14, and December 22, 2023, we amended the terms of our credit facility with Fortress and the agreement governing the Convertible Notes. On May 18, 2023, we amended and restated the Convertible Notes. (See Notes 12 and 13 of the notes to the audited consolidated financial statements included in this Annual Report on Form 10-K for further discussion on these agreements.)

Loss on Extinguishment of Debt

The senior term loan and convertible debt were amended with the May 2023 Fortress Credit Agreement Amendment and the May 2023 Fortress Convertible Note Agreement Amendment. Due to the increased interest rates and maturity amounts, the modification of terms was accounted for as debt extinguishment and all fees from the prior agreement were expensed as loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2023.

Change in fair value of warrant liability and derivatives, net

Change in fair value of warrant liability and derivatives, net represents the revaluations each quarter of the warrant liabilities and derivatives.

Gain on sale of subsidiary

Gain on the sale of the Mimosa business represents the proceeds less the costs and net assets and liabilities to calculate the gain on the sale.

Income Tax Benefit

Our provision for income tax benefit includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards and expected tax credits under the UK’s Research and Development Expenditure Credit (“RDEC”) regime. Our net operating loss carryforwards will begin to expire in 2024 and continue to expire through 2037. Our tax benefit has been impacted by non-deductible expenses, including equity compensation and research and development amortization.

Net Loss

Net loss is determined by subtracting operating and non-operating expenses from revenues.

Non-GAAP Financial Measures

Adjusted EBITDA is defined as net income before depreciation and amortization, interest expense and income taxes, and also adjusted to add back share-based compensation costs, changes in the fair value of the warrant liability and embedded derivatives, loss on extinguishment of debt and gain on sale of subsidiary, as these costs are not considered a part of our core business operations and are not an indicator of ongoing, future company performance. We use Adjusted EBITDA to evaluate our performance, both internally and as compared to our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, share-based compensation costs can be subject to volatility from changes in the market price per share of our Common Stock or variations in the value and number of shares granted.

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

Results of Operations

	Year Ended December 31,
(in thousands)	2023	2022
Revenue	$77,568	$167,259
Cost of revenue	(58,115)	(100,819)
Gross profit	19,453	66,440

Operating expenses:
Research and development	44,971	61,377
Sales and marketing	18,262	30,587
General and administrative	21,688	40,070
Amortization of intangibles	189	1,136
Restructuring costs	5,316	1,279
Total operating expenses	90,426	134,449

Loss from operations	(70,973)	(68,009)

Interest expense, net	(30,722)	(20,394)
Change in fair value of warrant liability and derivatives, net	2,090	7,085
Loss on extinguishment of debt	(8,281)	-
Gain on sale of subsidiary	28,414	-
Other income (expense), net	91	(4,261)

Loss before income taxes	(79,381)	(85,579)

Income tax benefit	496	197

Net loss	$(78,885)	$(85,382)

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

Revenue for the above periods is presented below:

	Year Ended December 31,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Revenue:
Products and software licenses	$64,085	83%	$148,922	89%
Maintenance, warranty and services	13,483	17%	18,337	11%
Total revenue	$77,568	100%	$167,259	100%

Revenue from products and software licenses of $64.1 million for the year ended December 31, 2023 decreased by $84.8 million, or 57.0%, from $148.9 million for the year ended December 31, 2022. This decrease was primarily due to lower demand of products to two customers in Asia Pacific of $21.2 million, lower demand to three customers in North America of $44.4 million (due to the sale of our subsidiary in August 2023), lower demand to one customer in Europe of $2.4 million, lower demand to two customers in Latin America of $3.3 million, lower demand to one customer in Middle East & Africa of $2.5 million, and lower demand to all other customers of $11.0 million.

Revenue from maintenance, warranty and services of $13.5 million for the year ended December 31, 2023 decreased by $4.8 million, or 26.5%, from $18.3 million for the year ended December 31, 2022. This decrease was primarily due to decreases in service, NRE, and maintenance revenue of $1.5 million, $2.3 million, and $1.0 million respectively.

Cost of Revenue

Cost of revenue for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Cost of revenue:
Products and software licenses	$53,404	69%	$95,335	57%
Maintenance, warranty and services	4,711	6%	5,484	3%
Total cost of revenue	$58,115	75%	$100,819	60%

Cost of revenue from products and software licenses of $53.4 million for the year ended December 31, 2023 decreased by $41.9 million, or 44.0%, from $95.3 million for the year ended December 31, 2022. This decrease was primarily due to a decrease in products and software licenses revenue for the year ended December 31, 2023 due to the sale of our subsidiary in August 2023, offset by an inventory provision of $12.0 million for the year ended December 31, 2023.

Cost of revenue from maintenance, warranty and services of $4.7 million for the year ended December 31, 2023 decreased by $0.8 million, or 14.1%, from $5.5 million for the year ended December 31, 2022, which is attributable to a decrease in maintenance and warranty.

Operating Expenses

Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2023	% of Revenue	2022	% of Revenue
Operating expenses:
Research and development	$44,971	58%	$61,377	37%
Sales and marketing	18,262	24%	30,587	18%
General and administrative	21,688	28%	40,070	24%
Amortization of intangibles	189	0%	1,136	1%
Restructuring costs	5,316	7%	1,279	1%
Total operating expenses	$90,426	117%	$134,449	81%

Research and development — Research and development expenses were $45.0 million for the year ended December 31, 2023, a decrease of $16.4 million, or 36%, from $61.4 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in headcount-related expenses of $13.2 million, share-based compensation of $2.2 million, and materials & supplies expenses of $1.5 million. These decreases were offset by an increase in other expenses of $0.5 million.

Sales and marketing — Sales and marketing expenses were $18.3 million for the year ended December 31, 2023, a decrease of $12.3 million, or 67% from $30.6 million for the year ended December 31, 2022, primarily due to a decrease in headcount-related expenses of $8.7 million and share-based compensation of $1.8 million and other combined expenses of $1.6 million.

General and administrative — General and administrative expenses of $21.7 million for the year ended December 31, 2023 decreased by $18.4 million, or 85%, from $40.1 million for the year ended December 31, 2022. The decrease was primarily due to decreases in share-based compensation of $10.0 million, other outside service expenses of $3.6 million, headcount-related expenses of $2.6 million, facilities expenses of $1.4 million, and other expenses of $0.8 million.

Amortization of intangibles — Amortization of intangibles of $0.2 million for the year ended December 31, 2023 decreased by $0.9 million, or 450%, from $1.1 million for the year ended December 31, 2022, due to the sale of Mimosa and the resulting elimination of the related intangible assets.

Restructuring costs — Restructuring costs of $5.3 million for the year ended December 31, 2023 increased by $4.0 million, or 308%, from $1.3 million for the year ended December 31, 2022, due to the 2023 Restructuring Program.

Non-Operating Expenses

Interest expense, net — Interest expense, net was $39.0 million for the year ended December 31, 2023, an increase of $18.6 million from $20.4 million for the year ended December 31, 2022. The increase was primarily due to a higher average debt outstanding in 2023 compared to 2022, as well as higher variable interest rates and $10.7 million of debt waiver and amendment fees under the Fortress Credit Agreement and Convertible Notes.

Change in fair value of warrant liability and derivatives — Change in fair value of warrant liability and derivatives was a gain of $2.1 million for the year ended December 31, 2023, a change of $5.0 million from a gain of $7.1 million for the year ended December 31, 2022. The fluctuation included changes in fair values of derivative liability and warrants of $2.1 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease is primarily a result of the Company’s decreased stock price during the year ended December 31, 2023.

Loss on extinguishment of debt — Loss on extinguishment of debt was $8.3 million for the year ended December 31, 2023, compared with no loss for the year ended December 31, 2022. There was a $5.1 million loss on the extinguishment of the senior term loan and $3.2 million loss on the extinguishment of the convertible debt.

Other income (expense), net — Other expense, net was income of $28.5 million for the year ended December 31, 2023, a change of $32.8 million from an expense of $4.3 million for the year ended December 31, 2022. The difference was primarily due to a gain on the sale of Mimosa of $28.4 million, foreign currency losses of $4.0 million, and other expenses of $0.4 million.

Income tax benefit — Income tax benefit was $0.5 million for the year ended December 31, 2023, a minimal change from an income tax benefit of $0.2 million for the year ended December 31, 2022.

Net Loss

We had net loss of $78.9 million for the year ended December 31, 2023, a change of $6.5 million compared to net loss of $85.4 million for the year ended December 31, 2022, due to the same factors described above.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2023 was a loss of $55.3 million, representing a change of $10.1 million, or 22.2%, from a loss $45.2 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA was primarily due to the increase in net loss discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
($ in thousands)	2023	2022
Net loss	$(78,885)	$(85,382)

Adjusted for:
Interest expense, net	30,722	20,394
Income tax benefit	(496)	(197)
Depreciation and amortization	3,153	4,622
EBITDA	(45,506)	(60,563)
Share-based compensation expense	7,133	21,130
Change in fair value of warrant liability and derivatives	(2,090)	(7,085)
Restructuring costs	5,316	1,279
Gain on sale of subsidiary	(28,414)	-
Loss on extinguishment of debt	8,281	-
Adjusted EBITDA	$(55,280)	$(45,239)

Liquidity and Capital Resources

To date, our principal sources of liquidity have been our cash and cash equivalents and cash generated from operations, proceeds from the issuance of long-term debt, preferred and common stock, and the sale of certain receivables. Our capital requirements depend on a number of factors, including sales, the extent of our spending on research and development, expansion of sales and marketing activities and market adoption of our products and services. The Company filed the Chapter 11 Cases on March 31, 2024. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

We had $37.1 million of current assets and $194.3 million of current liabilities at December 31, 2023. During the year ended December 31, 2023, we used $39.7 million in cash flows from operating activities, an increase of $7.5 million from December 31, 2022. We are investing heavily in 5G research and development and expect to use cash from operations during the remainder of 2024 to fund research and development activities. Cash on hand and the available borrowing capacity under the Fortress Credit Agreement may not allow us to meet our forecasted cash requirements.

Days sales outstanding (“DSO”) is a measurement of the time it takes to collect receivables. DSO is calculated by dividing accounts receivable, net as of the end of the quarter by the average daily revenue for the quarter. Average daily revenue for the quarter is calculated by dividing the quarterly revenue by ninety days. All customer accounts are actively managed, and no losses in excess of amounts reserved are currently expected. DSO can fluctuate due to the timing and nature of contracts, as well as the payment terms of individual customers. DSO was 52 days and 101 days as of December 31, 2023 and 2022, respectively. The decrease in DSO as of December 31, 2023 is attributable to a lower accounts receivable balance due to the sale of Mimosa (see Note 3). Notwithstanding the DSO of 52 and 101 days as of December 31, 2023 and 2022, respectively, our accounts receivable were $10.4 million and $46.6 million due to high sales volumes in the fourth quarters of each respective year.

As of December 31, 2023, we had commitments with our main subcontract manufacturers under various purchase orders and forecast arrangements of $13.2 million, the majority of which have expected delivery dates during the first six months of 2024.

As of the date of this Annual Report on Form 10-K, we believe our existing cash resources are not sufficient to fund the cash needs of our business for at least the next 12 months. The Company filed the Chapter 11 Cases on March 31, 2024. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	For the Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(39,684)	$(47,164)
Net cash provided by (used in) investing activities	53,705	(3,096)
Net cash used in financing activities	(13,791)	(5,575)
Net increase (decrease) in cash, cash equivalents and restricted cash	230	(55,835)
Cash, cash equivalents and restricted cash, beginning of period	7,287	63,122
Cash, cash equivalents and restricted cash, end of period	$7,517	$7,287

Operating Activities

Net cash used in operating activities was $39.7 million for the year ended December 31, 2023, a decrease of $7.5 million from net cash used in operating activities of $47.2 million for the year ended December 31, 2022. The decrease is a result of $18.8 million less used from working capital, $12.7 million less from results of our operations and offset by a $24.0 million decrease in non-cash adjustments.

Investing Activities

Net cash provided by investing activities was $53.7 million for the year ended December 31, 2023, an increase of $56.8 million from a use of cash of $3.1 million for the year ended December 31, 2022, primarily due to the net proceeds from the sale of the Mimosa business of $55.0 million.

Financing Activities

Net cash used in financing activities was $13.8 million for the year ended December 31, 2023. This included $24.9 million of repayments under the senior term loan, $16.8 million of repayments under the convertible debt, $1.9 million of debt issuance costs, $0.2 million of payment for taxes withheld on stock awards, partially offset by $30.0 million of borrowings under the senior term loan.

Net cash used in financing activities was $5.6 million for the year ended December 31, 2022. This included $5.3 million of repayments under the senior term loan and $0.3 million of payment for taxes withheld on stock awards.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to revenue recognition and share-based compensation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Airspan Networks Holdings Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Airspan Networks Holdings Inc. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was in default of certain debt covenants of its senior term loan agreement and convertible note agreement as of December 31, 2023. As a result, the Company’s current liabilities exceed the Company’s current assets by approximately $157.1 million as of December 31, 2023. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2005

 Fort Lauderdale, Florida

October 4, 2024

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,517	$7,253
Restricted cash	-	34
Accounts receivable, net of allowance of $229 and $647 at December 31, 2023 and 2022, respectively	10,416	46,565
Inventory	4,077	18,556
Prepaid expenses and other current assets	15,125	17,289
Total current assets	37,135	89,697
Property, plant and equipment, net	4,514	7,351
Goodwill	-	13,641
Intangible assets, net	-	5,302
Right-of-use assets, net	2,648	5,697
Other non-current assets	2,975	3,407
Total assets	$47,272	$125,095

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,483	$26,173
Accrued expenses and other current liabilities	31,981	32,243
Deferred revenue	2,700	2,892
Senior term loan	59,470	40,529
Subordinated debt	11,685	11,119
Subordinated term loan - related party	45,393	41,528
Convertible debt	33,345	43,928
Current portion of long-term debt	265	259
Total current liabilities	194,322	198,671
Other long-term liabilities	3,919	7,223
Total liabilities	198,241	205,894

Commitments and contingencies (Note 18)

Stockholders’ deficit:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 74,638,893 and 74,283,026 shares issued and outstanding at December 31, 2023 and 2022, respectively	7	7
Additional paid-in capital	779,142	770,427
Accumulated deficit	(930,118)	(851,233)
Total stockholders’ deficit	(150,969)	(80,799)
Total liabilities and stockholders’ deficit	$47,272	$125,095

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

	Year Ended December 31,
	2023	2022
Revenues:
Products and software licenses	$64,085	$148,922
Maintenance, warranty and services	13,483	18,337
Total revenues	77,568	167,259

Cost of revenues:
Products and software licenses	53,404	95,335
Maintenance, warranty and services	4,711	5,484
Total cost of revenues	58,115	100,819

Gross profit	19,453	66,440

Operating expenses:
Research and development	44,971	61,377
Sales and marketing	18,262	30,587
General and administrative	21,688	40,070
Amortization of intangibles	189	1,136
Restructuring costs	5,316	1,279
Total operating expenses	90,426	134,449

Loss from operations	(70,973)	(68,009)

Interest expense, net	(30,722)	(20,394)
Change in fair value of warrant liability and derivatives, net	2,090	7,085
Loss on extinguishment of debt	(8,281)	-
Gain on sale of subsidiary	28,414	-
Other income (expense), net	91	(4,261)

Loss before income taxes	(79,381)	(85,579)

Income tax benefit	496	197

Net loss	$(78,885)	$(85,382)

Loss per share - basic and diluted	$(1.06)	$(1.17)
Weighted average shares outstanding - basic and diluted	74,575,810	72,782,773

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ deficit

(in thousands, except for share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	72,335,952	$7	$749,592	$(765,851)	$(16,252)
Net loss	-	-	-	(85,382)	(85,382)
Issuance of restricted shares, net of shares withheld for taxes	1,947,074	-	(295)	-	(295)
Share-based compensation expense	-	-	21,130	-	21,130
Balance at December 31, 2022	74,283,026	$7	$770,427	$(851,233)	$(80,799)
Net loss	-	-	-	(78,885)	(78,885)
Issuance of restricted shares, net of shares withheld for taxes	355,867	-	(162)	-	(162)
Issuance of warrants	-	-	1,744	-	1,744
Share-based compensation expense	-	-	7,133	-	7,133
Balance at December 31, 2023	74,638,893	$7	$779,142	$(930,118)	$(150,969)

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(78,885)	$(85,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,153	4,622
Foreign exchange loss (gain) on long-term debt	6	(16)
Loss on extinguishment of debt	8,281	-
Change in fair value of warrants and derivatives	(2,090)	(7,085)
Non-cash debt waiver and amendment fees	-	3,321
Share-based compensation expense	7,133	21,130
Inventory impairment charge	12,013	-
Gain on sale of subsidiary	(28,414)	-
Credit loss	453	638
Total adjustments	535	22,610

Changes in operating assets and liabilities:
Decrease in accounts receivable	19,312	10,777
Decrease (increase) in inventory	354	(1,339)
Decrease in prepaid expenses and other current assets	1,926	1,544
Decrease in other non-current assets	321	535
Decrease in accounts payable	(3,786)	(3,536)
Increase (decrease) in deferred revenue	35	(10)
Increase in accrued expenses and other current liabilities	122	2,418
Increase (decrease) in other long-term liabilities	501	(5,728)
Increase in accrued interest on long-term debt	19,881	10,947
Net cash used in operating activities	(39,684)	(47,164)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,266)	(3,096)
Net proceeds from sale of subsidiary	54,971	-
Net cash provided by (used in) investing activities	53,705	(3,096)

Cash flows from financing activities:
Borrowings from senior term loan	30,000	-
Repayments of senior term loan	(24,930)	(5,280)
Repayment of convertible debt	(16,783)	-
Payment for taxes withheld on stock awards	(162)	(295)
Payment of debt issuance costs	(1,916)	-
Net cash used in financing activities	(13,791)	(5,575)

Net increase (decrease) in cash, cash equivalents and restricted cash	230	(55,835)

Cash, cash equivalents and restricted cash, beginning of year	7,287	63,122

Cash, cash equivalents and restricted cash, end of year	$7,517	$7,287

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$5,982	$6,091
Cash received from R&D tax credit refunds, net of cash paid for income taxes	$820	$509
Operating cash flows from operating leases	$(2,468)	$(2,830)
Lease liability obtained in exchange for obtaining right-of-use assets	$84	$1,494

Supplemental disclosure of non-cash financing activities:
Non-cash debt amendment fee	$4,658	$463
Warrants issued for convertible debt	$1,744	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIRSPAN NETWORKS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION

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

Liquidity

The Company has historically incurred losses from operations. In the past, these losses have been financed through cash on hand, or capital raising activities, including borrowings or the sale of newly issued shares. The Company filed Chapter 11 on March 31, 2024. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

The Company had $37.1 million of current assets and $194.3 million of current liabilities at December 31, 2023. During the year ended December 31, 2023, the Company used $39.7 million in cash flow from operating activities. The Company is investing heavily in 5G research and development, and the Company expects to continue to use cash from operations through the first quarter ended March 31, 2025. Cash on hand and borrowing capacity under our Assignment Agreement, Resignation and Assignment Agreement and Credit Agreement (the “Fortress Credit Agreement”) with DBFIP ANI LLC (“Fortress”) (see Notes 14 and 15) may not allow the Company to reasonably expect to meet its forecasted cash requirements.

Going concern

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. On March 31, 2024, the Company and certain of its affiliates and subsidiaries (collectively the “Debtors”) filed bankruptcy petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 in the Bankruptcy Court. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

In addition, as discussed in Notes 14 and 15 to the consolidated financial statements, the Company’s senior term loan and Convertible Notes require certain financial covenants to be met. We were not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from October 26, 2023, which was an event of default under those agreements for which a waiver was obtained. We also did not satisfy the revenue covenant and the EBITDA covenant on September 30, 2023, which were also events of default for which a waiver was obtained. We also did not make cash payments of principal and interest under the Fortress Credit Agreement and the Fortress Convertible Note on September 30, October 31, November 30, and December 31 within any grace period applicable thereto, for which we obtained a deferral of such payments. We also obtained a prospective waiver of compliance with the minimum liquidity covenant, the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the December 31, 2023 quarterly measurement date.

In order to address the need to satisfy the Company’s continuing obligations and realize its long-term strategy, management has taken several steps and is considering additional actions to improve its operating and financial results, including the following:

●	focusing the Company’s efforts to increase sales in additional geographic markets;

●	continuing to develop 5G product offerings that will expand the market for the Company’s products;

●	continuing to improve days sales outstanding to provide additional liquidity: and

●	continuing to implement cost reduction initiatives to reduce non-strategic costs in operations and expand the Company’s labor force in lower cost geographies, with headcount reductions in higher cost geographies.

There can be no assurance that the above actions will be successful. Without additional financing or capital, the Company’s current cash balance would be insufficient to satisfy repayment demands from its lenders if the lenders elect to declare the senior term loan and the senior secured convertible notes due prior to the maturity date. There is no assurance that the new or renegotiated financing will be available, or that if available, will have satisfactory terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. If the Company emerges from bankruptcy under the currently proposed Restructuring Support Agreement (“RSA”), this is expected to provide adequate equity financing and eliminate all existing senior and subordinated debt. In addition, the Company expects to have access to a $20.0 million revolving line of credit. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$7,517	$7,253
Restricted cash	-	34
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$7,517	$7,287

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

Inventory

Inventory is stated at the lower of cost or net realizable value under the average cost method. Cost includes all costs incurred in bringing each product to its present location and condition. We record inventory write-downs to net realizable value through an allowance for obsolete and slow-moving items based on inventory turnover trends, historical and market knowledge experience.

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

Goodwill

Goodwill was the result of a business combination that occurred in 2018 (See Note 9). The subsidiary that had Goodwill was sold on August 11, 2023 (See Note 9). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a combination of a discounted cash flow analysis and the guideline company approach. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of the Company’s reporting units rely on: (a) the selection of similar companies; and (b) the selection of valuation multiples as they apply to the reporting unit characteristics. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

As the goodwill was disposed of prior to the planned annual assessment date, no impairment assessment was necessary for the year ended December 31, 2023.

Intangible assets, net

The Company’s intangible assets were primarily the result of business combinations and include acquired developed technology, customer relationships, trademarks and non-compete agreements. These intangible assets were sold on August 11, 2023. These are amortized utilizing a straight-line method over their estimated useful lives. When establishing useful lives, the Company considers the period and the pattern in which the economic benefits of the intangible asset are consumed or otherwise used; or, if that pattern cannot be reliably determined, using a straight-line amortization method over a period that may be shorter than the ultimate life of such intangible asset. There is no residual value associated with the Company’s finite-lived intangible assets.

The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Impairment of long-lived assets.”

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected undiscounted future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected undiscounted future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment was recorded during the years ended December 31, 2023 and 2022.

Other non-current assets

Other non-current assets represent the value of funded employee severance benefit accounts and deposits issued to landlords. As of December 31, 2023, eleven employees are entitled to one month of the employee’s current salary, multiplied by the number of years of employment. The Company accrues a liability for this obligation and funds an employee severance benefit account monthly. The value of these funds is recorded in other non-current assets in the Company’s consolidated balance sheets and the liability is recorded in other long-term liabilities. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn by the employee only upon the fulfilment of the obligation pursuant to labor law or agreements.

Right-of-use assets and lease liabilities

The Company has both cancellable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records leases in accordance with ASC 842, Leases, (“ASC 842”). The Company records a right-of-use asset and lease liability on its consolidated balance sheets for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and are expensed on a straight-line basis over the lease term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. (See Note 18 for further details on the right-of-use assets and lease liabilities.)

Convertible Notes

Concurrent with the Business Combination, the Company issued convertible notes. Refer to Notes 3 and 15 for further discussion on the convertible notes. The convertible notes are accounted for as a liability under the traditional convertible debt model and measured at amortized cost under Accounting Standard Codification (“ASC”) 470-20.

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

Costs to Obtain or Fulfill a Contract

The Company capitalizes commission expenses paid to internal sales personnel and sales agent commissions that are incremental to obtaining customer contracts, for which the related revenue is recognized over a future period. These costs are incurred on initial sales of product, maintenance and professional services and maintenance and support contract renewals. The Company defers these costs and amortizes them over the period of benefit, which the Company generally considers to be the contract term or length of the longest delivery period as contract capitalization costs in the consolidated balance sheets. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period as commissions paid on renewals are commensurate with commissions paid on initial sales transactions. Costs to obtain contracts and capitalized costs to fulfill contracts were not significant for the years ended December 31, 2023 and 2022. Costs to obtain a contract for development and engineering service contracts are expensed as incurred in accordance with the practical expedient as the contractual period of these contracts are generally one year or less.

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

The Company recorded foreign currency losses of $0.1 million and $3.9 million during the years ended December 31, 2023 and 2022, respectively, in other expense, net.

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

In addition, the Company maintains various bank accounts in various foreign countries, which are not insured. The Company has not incurred any losses on these uninsured foreign bank accounts, and management believes it is not exposed to any significant credit risk regarding these accounts. Cash and restricted cash balances were as follows (in thousands):

	December 31,
	2023	2022
Cash in U.S. dollars in U.S. banks	$4,819	$3,803
Cash in foreign banks and foreign currency	2,697	3,483
Petty cash	1	1
Total	$7,517	$7,287

The Company’s accounts receivable are derived from sales of its products, and approximately 78% and 61% of product sales were to non-U.S. customers for the years ended December 31, 2023 and 2022, respectively. Two customers accounted for $8.0 million or 76% of the net accounts receivable balance at December 31, 2023 and three customers accounted for $25.0 million or 54% of the net accounts receivable balance at December 31, 2022. The Company requires payment in advance or payment security in the form of a letter of credit to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. The Company’s top three customers accounted for 68% and 61% of revenue in 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company had two and three customers each year whose revenue was greater than 10% of the year’s total, respectively.

The Company received 85% and 87% of goods for resale from five suppliers in 2023 and 2022, respectively. The Company outsources the manufacturing of its base station products to contract manufacturers and obtains subscriber terminals from vendors in the Asia Pacific region. In the event of a disruption to supply, the Company would be able to transfer the manufacturing of base stations to alternate contract manufacturers and has alternate suppliers for the majority of subscriber terminals.

Share-based compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statements of operations on a straight-line basis over the requisite service periods, which is generally the vesting period. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates (see Note 20). The Company uses authorized and unissued shares to meet share issuance requirements.

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

The Company recognizes accrued interest related to unrecognized tax benefits, if any, in interest expense and penalties in operating expenses. As of December 31, 2023 and 2022, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

Other taxes

Taxes on the sale of products and services to U.S. customers are collected by the Company as an agent and recorded as a liability until remitted to the respective taxing authority. For sales in applicable countries outside the U.S., the Company is subject to those applicable taxes. These taxes have been presented on a net basis in the consolidated financial statements.

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

Level 3

Unobservable inputs for which there is little or no market data, which require us to develop assumptions of what market participants would use in pricing the asset or liability. Due to the use of unobservable inputs, any changes in inputs may result in a higher or lower fair value measurement.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities being measured within the fair value hierarchy (see Note 17).

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

Advertising expense

Advertising is expensed as incurred. Advertising expense is included in sales and marketing in the consolidated statements of operations and amounted to $0.6 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13 (amended by ASU 2019-10), “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments.” which replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The new guidance was adopted by the Company on January 1, 2023, and it did not have a material impact on the Company’s consolidated financial statements.

3.	SALE OF SUBSIDIARY

On March 8, 2023 the Company entered into the a purchase agreement with the Company, Legacy Airspan, Mimosa, and Radisys Corporation (“Buyer”), pursuant to which Legacy Airspan sold all of the issued and outstanding shares of common stock of Mimosa to Buyer for an aggregate purchase price of approximately $60 million in cash (subject to customary adjustments) on the terms and subject to the conditions set forth in the Purchase Agreement (the “Transaction”). The Purchase Agreement contains customary representations, warranties and covenants by the parties subject to specified exceptions and qualifications. The closing occurred on August 11, 2023.

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

The gain on the sale of Mimosa was calculated as follows (in 000’s):

Aggregate purchase price, including working capital adjustment and closing cash	$60,732
Less transaction costs	(5,624)
Less net assets less liabilities of Mimosa	(26,694)
Gain on sale of subsidiary	$28,414

The Company expects the gain on the sale of Mimosa to be fully covered by its net operating losses for income tax purposes.

4.	REVENUE RECOGNITION

The following is a summary of revenue by category (in thousands):

	Year Ended December 31,
	2023	2022
Products sales	$60,686	$142,844
Non-recurring engineering (“NRE”)	2,706	4,944
Product maintenance contracts	8,376	9,418
Professional service contracts	2,401	3,975
Software licenses	3,105	5,184
Other	294	894
Total revenues	$77,568	$167,259

Revenue recognized at a point in time for NRE services amounted to $1.5 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. For services performed on a customer’s owned asset, since the customer controls the asset being enhanced, revenue is recognized over time as services are rendered. Revenue recognized over time for NRE services using a cost-based input method amounted to $1.2 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. The Company is allowed to bill for services performed under the contract in the event the contract is terminated.

The opening and closing balances of our contract asset and liability balances from contracts with customers as of December 31, 2023 and 2022 were as follows (in thousands):

	Contracts Assets	Contracts Liabilities
Balance as of December 31, 2022	$9,001	$2,892
Balance as of December 31, 2023	7,393	2,701
Change	$(1,608)	$(191)

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2023 and 2022, deferred revenue (both current and noncurrent) of $2.7 million and $2.9 million, respectively, represents the Company’s remaining performance obligations, of which $1.8 million and $2.8 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenues for the years ended December 31, 2023 and 2022, include the following (in thousands):

	Year Ended December 31,
	2023	2022
Amounts included in the beginning of year contract liability balance	$2,431	$2,383

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Contract assets	$7,393	$9,001
Prepaid insurance	1,660	1,862
Rental and other deposits	1,394	641
R&D tax credit receivable	1,550	1,739
Prepaid royalties	783	204
Prepaid taxes	789	1,103
Prepaid maintenance	375	429
Non-trade receivables	137	770
Other prepaids	1,044	1,540
Total Prepaid expenses and other current assets	$15,125	$17,289

6.	INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Purchased parts and materials	$653	$1,396
Work in progress	6	287
Finished goods and consumables	3,418	16,873
Total Inventory net	$4,077	$18,556

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Plant, machinery and equipment	$12,089	$34,482
Furniture and fixtures	426	774
Leasehold improvements	1,120	2,712
	13,635	37,968
Accumulated depreciation	(9,121)	(30,617)
Total Property, plant and equipment, net	$4,514	$7,351

Depreciation expense totalled approximately $3.0 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively.

8.	RESTRUCTURING ACTIVITIES

In the second quarter of 2023, as part of a strategic review of our operations, the Company implemented a cost reduction and restructuring program (the “2023 Restructuring Program”). The 2023 Restructuring Program was primarily comprised of entering into severance and termination agreements with employees. The payments related to severance costs were completed by March 31, 2024 and the payments related to the building costs should be completed by December 31, 2024.

Restructuring costs are presented separately on the consolidated statements of operations.

The following table presents the restructuring costs recognized by the Company under the 2023 Restructuring Program for the years ended December 31, 2023 and 2022.

	2023	2022
Severance costs	$4,961	$1,262
Other	355	17
Total restructuring costs	$5,316	$1,279

The following table represents the restructuring liabilities, which are presented within other accrued expenses in the consolidated balance sheets:

	2023	2022
Beginning balance	$231	$-
Current period charges	5,316	1,279
Payments	(2,605)	(1,048)
Ending balance	$2,942	$231

9.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company had no goodwill of December 31, 2023 and $13.6 million as of December 31, 2022, resulting from its acquisition of Mimosa Networks, Inc. (“Mimosa”) in November 2018. The Company sold Mimosa on August 11, 2023, and accordingly, there is no goodwill balance as of December 31, 2023.

Intangible assets, net consisted of the following (in thousands):

	Weighted	December 31, 2022
	Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internally developed technology	10	$7,810	$(3,189)	$4,621
Customer relationships	6	2,130	(1,449)	681
Trademarks	2	720	(720)	-
Non-compete	3	180	(180)	-
Total acquired intangible assets		$10,840	$(5,538)	$5,302

The Company’s intangible assets included internally developed technology, customer relationships, trademarks and non-compete agreements. Amortization expense related to the Company’s intangible assets amounted to $0.2 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

10.	OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following (in thousands):

	December 31,
	2023	2022
Funded employee severance benefits	$2,818	$3,161
Deposits issued to landlords	157	246
Total Other non-current assets	$2,975	$3,407

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and related benefits and taxes	$5,642	$8,312
Fair value of embedded derivatives related to Convertible Debt	3,645	5,353
Royalties	3,266	3,610
Loan success fee related to Convertible Debt	2,858	2,858
Agent and sales commissions	115	1,224
Right-of-use lease liability, current portion	2,290	2,923
Tax liabilities	580	1,301
Product warranty liabilities	1,117	1,478
Product marketing	14	376
Manufacturing subcontractor costs	1,200	1,787
Legal and professional services	1,638	1,282
Inventory purchases	4,672	-
Restructuring	2,942	231
Other	2,002	1,508
Total accrued expenses and other current liabilities	$31,981	$32,243

12.	SUBORDINATED DEBT

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

The Golden Wayford Note is subordinate to the obligations under the Fortress Credit Agreement (see Note 14). A limited waiver under the Fortress Credit Agreement waives each actual and prospective default and event of default existing under the Fortress Credit Agreement directly as a result of the non-payment of the Golden Wayford Note.

The Company had subordinated debt outstanding of $9.0 million, plus $2.7 million and $2.1 million of accrued interest as of December 31, 2023 and 2022, respectively. The subordinated debt is classified as a current liability.

See Notes 14 and 15 for a discussion of financial covenant breaches under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes.

13.	SUBORDINATED TERM LOAN – RELATED PARTY

On February 9, 2016, Legacy Airspan entered into a $15.0 million subordinated term loan agreement with a related party (the “Subordinated Term Loan Agreement”) that was due to mature on February 9, 2018. On July 12, 2016, Legacy Airspan entered into an additional $15.0 million Amendment No. 1 to the Subordinated Term Loan Agreement that was due to mature on February 9, 2018. On July 3, 2017, Legacy Airspan entered into Amendment No. 2 to the Subordinated Term Loan Agreement that extended the maturity date to June 30, 2019. On May 23, 2019, Legacy Airspan entered into Amendment No. 3 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2020. On March 30, 2020, Legacy Airspan entered into Amendment No. 4 to the Subordinated Term Loan Agreement that extended the maturity date to December 31, 2021. On December 30, 2020, Legacy Airspan entered into Amendment No. 5 to the Subordinated Term Loan Agreement that extended the maturity date to the later of (a) December 30, 2024 and (b) 365 days after the maturity date of the Fortress Credit Agreement (as in effect on December 30, 2020) (see Note 14). The term loan is subordinate to the Fortress Credit Agreement (see Note 14).

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

The Company had subordinated term loan – related party outstanding of $30.0 million, plus $15.4 million and $11.5 million of accrued interest as of December 31, 2023 and 2022, respectively. The debt under the Subordinated Term Loan Agreement is classified as a current liability.

See Notes 14 and 15 for a discussion of financial covenant breaches under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes.

14.	SENIOR TERM LOAN

On December 30, 2020, Legacy Airspan, together with Holdco, Airspan Networks (SG) Inc., Mimosa, Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, together with the other parties thereto, entered into an assignment agreement, whereby Pacific Western Bank (“PWB”) and Ally Bank assigned their interests in a loan facility under the Second Amended and Restated Loan and Security Agreement with Legacy Airspan (the “PWB Facility”) to certain new lenders (the “Assignment Agreement”), and PWB entered into a resignation and assignment agreement (the “Agent Resignation Agreement”) pursuant to which PWB resigned in its capacity as agent under all of the transaction documents and DBFIP ANI LLC (“Fortress”) became the successor agent (as defined in the Agent Resignation Agreement), replacing PWB in such capacity under the PWB Facility. The Assignment Agreement and the Agent Resignation Agreement, along with a Reaffirmation and Omnibus Amendment, resulted in the amendment and restatement of the terms of the PWB Facility and a credit agreement with Fortress (the “Fortress Credit Agreement”) with the new lenders as the lenders thereunder. Fortress became the administrative agent, collateral agent and trustee for the lenders and other secured parties. At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into a Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents relating to the Fortress Credit Agreement with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes (see Note 15) and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of the Company’s subsidiaries who are party to the Fortress Credit Agreement entered into the November 2023 Fortress Credit Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement. On May 18, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the May 2023 Fortress Credit Amendment to, among other things, amend and restate the Fortress Credit Agreement, effect a limited waiver of certain events of default under the Fortress Credit Agreement, terminate the existing delayed draw term loan commitments under the Fortress Credit Agreement, and establish new delayed draw term loan commitments in the aggregate amount of $25.0 million, modify the interest rates applicable to certain loans under the Fortress Credit Agreement, obtain certain consents related to the Transaction, and provide for the issuance of 5,912,040 warrants to purchase shares of the Company’s common stock. On August 11, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2023 Fortress Credit Amendment to, among other things, implement certain modifications to the Fortress Credit Agreement relating to the Purchase Agreement and the Transaction. On November 14, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the November Fortress Credit Amendment to, among other things, amend and restate the Fortress Credit Agreement, effect a limited waiver of certain events of default under the Fortress Credit Agreement, establish new delayed draw term loan commitments in the amount of $5.0 million, and establish certain new covenants. On December 22, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the December 2023 Fortress Credit Agreement to, among other things, amend and restate the Fortress Credit Agreement, effect a limited waiver of certain existing and potential prospective events of default under the Fortress Credit Agreement, establish new delayed draw term loan commitments in the amount of $10.0 million, defer the due date of certain cash payments of principal and interest under the Fortress Credit Agreement, and establish certain new covenants.

With the May 2023 Credit Agreement Amendment, the interest rates were increased to 5.5% plus SOFR to up to 8.5% for the paid in-kind interest. The maturity of the loan did not change. The Company accounted for the May 2023 Credit Agreement Amendment as a loss on debt extinguishment of which $5.1 million is related to the senior term loan.

The Fortress Credit Agreement initial term loan total commitment of $34.0 million and a term loan commitment of $10.0 million were both funded to Legacy Airspan on December 30, 2020. After giving effect to the May 2023 Fortress Credit Amendment, the November 2023 Fortress Credit Amendment, the December 2023 Fortress Credit Amendment, we expanded the term loan commitment, subject to the terms of the Fortress Credit Agreement. The maturity date of the total loan commitment is December 30, 2024. Subsequent to December 29, 2021, the Company may prepay this loan but will incur a related fee in the amount of a make-whole amount of interest that would have been payable had such prepayment not been made.

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

The Fortress Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Fortress Credit Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Credit Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”). Pursuant to the March 2022 Fortress Credit Amendment, the financial covenants included in the Fortress Credit Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. Pursuant to the May 2023 Fortress Credit Amendment, the financial covenants included in the Fortress Credit Agreement were amended to reduce the minimum liquidity requirement to a minimum of, prior to the closing of the Transaction, $2.0 million, and after the closing of the Transaction, $4.0 million.

The Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from October 26, 2023, which was an event of default under those agreements for which the Company obtained a waiver. The Company also did not satisfy the revenue covenant and the EBITDA covenant on September 30, 2023, which were also events of default for which the Company obtained a waiver. The Company also did not make cash payments of principal and interest under the Fortress Credit Agreement and the Fortress Convertible Note on September 30, October 31, November 30, and December 31 within any grace period applicable thereto, for which we obtained a deferral of such payments. The Company also obtained a prospective waiver of compliance with the minimum liquidity covenant, the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the December 31, 2023 quarterly measurement date.

There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive future covenant breaches. Based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods over the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 13) and subordinated debt (see Note 12) could be accelerated or required to be paid due to provisions contained within those instruments. As a result, the Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at December 31, 2023.

In connection with the Fortress Credit Agreement, the Company granted Fortress entities party to the Fortress Credit Agreement a warrant to purchase 55,284 shares of Legacy Airspan’s Series H Senior Convertible Preferred Stock at a purchase price of $61.50. See Note 19 for additional information about the Series H Senior Convertible Preferred Stock. These warrants were recorded at fair value and recorded as a discount to the debt and will be amortized over the term of the debt instrument. In connection with the May 2023 Fortress Credit Amendment, the Company granted certain Fortress entities party to the May 2023 Fortress Credit Amendment a warrant to purchase 5,912,040 shares of common stock of the Company at a purchase price of $0.01 per share subject to the terms and conditions of the related warrant agreement (the “May 2023 Warrants”). See Note 19 for additional information about the May 2023 Warrants.

The interest rate for Tranche 1 is based on the level of the Company’s Net EBITDA Leverage Ratio, as defined in the Fortress Credit Agreement. The initial applicable rate for Tranche 1 is set at Level V (see table below). After the initial applicable rate period, the relevant rate (prior to the effective date of the May 2023 Fortress Credit Amendment) is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	LIBOR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 6.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 0.50%	The applicable rate is LIBOR plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%	The applicable rate is LIBOR plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%	The applicable rate is LIBOR plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is LIBOR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is LIBOR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

From and after the effective date of the May 2023 Fortress Credit Amendment, the relevant rate is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	SOFR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is Adjusted Term SOFR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is Adjusted Term SOFR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%	The applicable rate is Adjusted Term SOFR plus 12.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 6.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 12.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 6.50%	The applicable rate is Adjusted term SOFR plus 13.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 7.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 13.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 7.50%	The applicable rate is Adjusted Term SOFR plus 14.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 8.50%

The interest rate for delayed draw term loans is based on the level of the Company’s Net EBITDA Leverage Ratio, as defined in the Fortress Credit Agreement. The initial applicable rate for delayed draw term loans is set at Level V (see table below). After the initial applicable rate period, the relevant rate is as follows for the delayed draw term loans:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	SOFR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 6.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 0.50%	The applicable rate is Adjusted Term SOFR plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%	The applicable rate is Adjusted Term SOFR plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%	The applicable rate is Adjusted Term SOFR plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is Adjusted term SOFR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is Adjusted Term SOFR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

Interest with respect to the delayed draw term loans and delayed draw term loans is payable monthly in accordance with the Cash Component/PIK Component split described in the foregoing table.

With respect to Tranche 2, the relevant applicable rate was 5.00% prior to the effective date of the May 2023 Fortress Credit Amendment, and 8.00% from and after the effective date of the May 2023 Fortress Credit Amendment and as of December 31, 2023 and is payable monthly as interest paid in kind.

The Company’s senior term loan balance was $61.3 million and $44.1 million, inclusive of accrued interest of $8.9 million and $5.0 million, as of December 31, 2023 and 2022, respectively. Deferred financing fees of $1.8 million and $3.6 million are reflected as reductions of the outstanding senior term loan balance as of December 31, 2023 and 2022, respectively.

15.	CONVERTIBLE DEBT

On August 13, 2021, the Company, together with Airspan Networks Inc., Holdco, Airspan Networks (SG) Inc., Mimosa, Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks LTD, and Airspan Japan K.K., as guarantors, and Fortress, entered into a Senior Secured Convertible Note Purchase and Guarantee Agreement (the “Fortress Convertible Note Agreement”), in order to meet the available cash requirement of the reverse recapitalization. Pursuant to the Fortress Convertible Note Agreement, $50.0 million was funded to the Company in exchange for the issuance of $50.0 million aggregate principal amount of Convertible Notes on August 13, 2021, the date of the reverse recapitalization. On May 18, 2023, the Company issued amended and restated convertible notes in replacement of the Convertible Notes. The Convertible Notes bore interest at 7.0% per annum prior to the effective date of the May 2023 Fortress Convertible Note Amendment, and bears interest from and after the effective date of the May 2023 Fortress Convertible Note Amendment, and as of December 31, 2023, at a rate of 10.0% per annum (the “Base Rate”), payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 2021. The Convertible Notes will mature on December 30, 2024, unless earlier accelerated, converted, redeemed or repurchased. Under certain circumstances, a default interest will apply following an event of default under the Convertible Notes at a per annum rate equal to the lower of (i) the Base Rate plus 3.75% and (ii) the maximum amount permitted by law. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

On March 29, 2022, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement and the Convertible Notes (the “March 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, amend the financial covenants included in the Fortress Convertible Note Agreement, amend the conversion price of the Convertible Notes and amend the optional redemption provisions of the Convertible Notes. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Second Amendment, Limited Waiver and Consent Under Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “November 2022 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement. On May 18, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Third Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “May 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement, increase the interest rate on the Convertible Notes to 10.0% per annum, impose certain fees related to the Convertible Notes and the Fortress Convertible Note Agreement, and obtain certain consents related to the Transaction. On August 11, 2023, the Company and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Consent and Partial Release and Fourth Amendment to Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “August 2023 Fortress Convertible Note Purchase Agreement Amendment”) to, among other things, implement certain modifications to the Fortress Convertible Note Agreement relating to the Purchase Agreement and the Transaction. On November 14, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Purchase and Guarantee Agreement entered into a Limited Waiver and Consent, Fourth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “November 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement, and establish certain new covenants. On December 22, 2023, the Company, and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into a Limited Waiver and Consent, Fifth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents relating to the Fortress Convertible Note Agreement with Fortress (the “December 2023 Fortress Convertible Note Agreement Amendment”) to, among other things, effect a limited waiver of certain existing and potential prospective events of default under the Fortress Convertible Note Agreement, establish certain new covenants, and defer the due date of certain cash payments of interest under the Fortress Convertible Notes.

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

The following is the allocation among the freestanding instruments (in thousands) at the issuance date:

August 13, 2021
Convertible Notes	$41,887
Conversion option derivative	7,474
Call and contingent put derivative	639
Total Convertible Notes	$50,000

As of December 31, 2023 and December 31, 2022, the Company had convertible debt outstanding as shown below (in thousands):

	December 31,
	2023	2022
Convertible Notes	$28,508	$41,887
Accrued interest(a)	5,365	2,898
Subtotal	33,873	44,785
Loan discount costs	(528)	(857)
Total Convertible Notes	$33,345	$43,928

(a)	The accrued interest will accrete to principal value by the end of the term, December 30, 2024.

The Company was not in compliance with the minimum liquidity covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement at all times from October 26, 2023, which was an event of default under those agreements for which the Company obtained a waiver. The Company also did not satisfy the revenue covenant and the EBITDA covenant on September 30, 2023, which were also events of default for which the Company obtained a waiver. The Company also did not make cash payments of principal and interest under the Fortress Credit Agreement and the Fortress Convertible Note on September 30, October 31, November 30, and December 31 within any grace period applicable thereto, for which we obtained a deferral of such payments. The Company also obtained a prospective waiver of compliance with the minimum liquidity covenant, the minimum last twelve-month EBITDA covenant and the minimum last twelve-month revenue covenant under the Fortress Credit Agreement and the Fortress Convertible Note Agreement as of the December 31, 2023 quarterly measurement date.

There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive future covenant breaches. Based on management’s current forecast, absent of additional financing or capital raising, the Company has concluded it is probable that the Company will not be in compliance with certain of the prospective financial covenants under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes during certain periods of the next twelve months. Accordingly, while the Company may seek future waivers from compliance with the applicable covenants in connection with such anticipated breaches, or amendments of existing financial covenants included in the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes, the Company is also pursuing alternative sources of capital so that it would be able to satisfy its prospective minimum liquidity obligations under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes. There can be no assurance that the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes will agree to waive any breaches thereunder that may arise in the future or that we will otherwise be able to remedy such breaches.

In the absence of waivers or remedies of existing covenant breaches or any additional breaches that may arise in the future, the lenders under the Fortress Credit Agreement and the agreement governing the Company’s senior secured convertible notes could (i) elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest and other premiums, and institute foreclosure proceedings against the Company’s assets, (ii) elect to apply the default interest rate under the Fortress Credit Agreement and the Fortress Convertible Note Agreement and related agreements, and (iii) with respect to the Fortress Credit Agreement, elect to terminate their delayed draw commitments thereunder and cease making further loans. As a result of any of these actions, the Company could be forced into bankruptcy or liquidation. In addition, the Company’s subordinated term loan – related party (see Note 13) and subordinated debt (see Note 12) could be accelerated or required to be paid due to provisions contained within those instruments. The Company has classified its senior term loan, convertible debt, subordinated term loan and subordinated debt as current at December 31, 2023.

16.	LONG-TERM DEBT

As of December 31, 2023 and 2022, long-term debt consists of (in thousands):

	December 31,
	2023	2022
Finnish Funding Agency for Technology and Innovation (“Tekes”)	$431	$413
Less current portion – product development loans	(265)	(259)
Less accrued interest on product development loans – current	(166)	(154)
Total long-term debt	$-	$-

At both December 31, 2023 and 2022, there were two capital product development loans amounting to $0.3 million with Tekes, the main public funding organization for research and development in Finland.

The Company has classified its debt as current. (See Note 1 Business, Going Concern). The table below sets forth the contractual maturities of the Company’s debt for each of the five years subsequent to December 31, 2023 and thereafter (in thousands):

	Senior Term Loan	Subordinated Debt	Subordinated Term Loan	Long-Term Debt	Convertible Debt	Total
2024	$61,287	$11,685	$-	$265	$33,873	$107,110
2025	-	-	45,393	-	-	45,393
2026	-	-	-	-	-	-
2027	-	-	-	-	-	-
2028	-	-	-	-	-	-
Thereafter	-	-	-	-	-	-
	$61,287	$11,685	$45,393	$265	$33,873	$152,503
Unamortized debt issuance costs	(1,817)	-	-	-	(528)	(2,345)
Total Debt	$59,470	$11,685	$45,393	$265	$33,345	$150,158

17.	FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include property, plant and equipment, goodwill and intangible assets, net. The Company did not record impairment to any non-financial assets in the years ended December 31, 2023 and 2022. The Company does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments (in thousands):

	Level in	December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$7,517	$7,517	$7,253	$7,253
Restricted cash	1	-	-	34	34
Cash and investment in severance benefit accounts	1	2,818	2,818	3,161	3,161

Liabilities:
Subordinated term loan(a)	2	45,393	28,491	41,528	25,503
Subordinated debt(a)	2	11,685	8,110	11,119	7,386
Senior term loan(a)	2	59,470	56,062	40,529	36,680
Convertible debt	2	33,345	34,186	43,928	48,249
Derivative liability	3	3,645	3,645	5,353	5,353
Public Warrants	1	1	1	345	345
Warrants(b)	3	1	1	36	36
Warrants(c)	3	1,163	1,163	-	-

(a)	As of December 31, 2023 and 2022, the fair value of the subordinated term loan, subordinated debt and senior term loan considered the senior status of the senior term loan under the Fortress Credit Agreement, followed by the junior status of the subordinated term loan and subordinated debt. The implied yields of the senior term loan, subordinated term loan and subordinated debt were 43.55%, 37.97% and 51.42%, respectively, as of December 31, 2023. The implied yields of the senior term loan, subordinated term loan and subordinated debt were 23.00%, 27.18% and 28.78%, respectively, as of December 31, 2022.
(b)	As of December 31, 2023 and 2022, the fair value of warrants outstanding that are classified as liabilities are included in other long-term liabilities in the Company’s consolidated balance sheets. The key inputs to the valuation models that were utilized to estimate the fair value of the Private Placement Warrants were as follows as of December 31, 2023:

Private Placement Warrants
Assumptions:
Stock price	$0.09
Exercise price	$11.50
Risk free rate	4.09%
Expected volatility	84.2%
Dividend yield	0.00%

(c)	As of December 31, 2023 and 2022, the fair value of warrants outstanding that are classified as equity are included in additional paid in capital in the Company’s consolidated balance sheets.

The conversion option derivative and call and contingent put derivative are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a binomial model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the Convertible Notes payable at issuance date and as of the December 31, 2023 reporting date. The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

	December 31, 2023	Issuance Date
Assumptions:
Stock price	$0.09	$9.75
Conversion strike price	$8.00	$12.50
Volatility	94.00%	25.00%
Dividend yield	0.00%	0.00%
Risk free rate	4.79%	0.51%
Debt discount rate	28.00%	12.80%
Coupon interest rate	10.00%	7.00%
Face amount (in thousands)	35,717	50,000
Contingent put inputs and assumptions:
Probability of fundamental change	75.00%	25.00%

The following table presents a roll-forward of the Level 3 instruments:

(in thousands)	Warrants	Conversion option derivative
Beginning balance, December 31, 2022	$36	$5,353
Change in fair value	(35)	(1,708)
Ending balance, December 31, 2023	$1	$3,645

18.	COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements of $13.2 million at December 31, 2023, the majority of which have expected delivery dates during the next six months.

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

The presentation of right-of-use assets and lease liabilities in the Company’s consolidated balance sheets is as follows (in thousands):

		December 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Right-of-use lease asset, net(1)	$2,648	$5,697
Total leased assets		$2,648	$5,697

Liabilities
Current
Operating	Other accrued expenses	$2,290	$2,923
Noncurrent
Operating	Other long-term liabilities	547	3,063
Total lease liabilities		$2,837	$5,986

(1)	Operating right of-use lease assets are recorded net of accumulated amortization of $8.0 million and $6.4 million as of December 31, 2023 and 2022, respectively.

The Company has classified the lease components as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2023	2022
Operating lease cost	General and administrative	$2,468	$2,830
Amortization of right of use assets	General and administrative	2,135	2,557
Interest on lease liabilities	General and administrative	262	388
Total lease cost		$4,865	$5,775

Short-term lease costs amounted to $0.2 million for both years ended December 31, 2023 and 2022 and is included in general and administrative expenses in the consolidated statements of operations.

Future minimum lease payments for assets under non-cancellable operating lease agreements with original terms of more than one year as of December 31, 2023 are as follows (in thousands):

2024	$2,337
2025	563
2026	37
2027	23
Total lease payments	2,960
Less: Interest	(123)
Present value of lease liabilities	$2,837

The weighted average remaining lease term at December 31, 2023 is as follows:

Weighted Average Remaining Lease Term (Years)	December 31, 2023
Operating leases	1.36 years

Weighted Average Discount Rate
Operating leases	7.21%

The Company had bank guarantees with its landlords and customers totalling $0.2 million as of both December 31, 2023 and 2022. The guarantees secure payment or performance obligations of the Company under contracts. At December 31, 2023, the Company had pledged cash to the banks as collateral for guarantees aggregating $0.2 million, which is substantially all recorded as other non-current assets.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland (See Note 16), for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Finland Oy. These uncollateralized loans totalled $0.4 million at December 31, 2023, which includes $0.2 million of accrued interest.

Contingencies and Legal Proceedings

From time to time, the Company receives and reviews correspondence from third parties with respect to licensing their patents and other intellectual property in connection with the sale of the Company’s products. Disputes may arise with such third parties if an agreement cannot be reached regarding the licensing of such patents or intellectual property.

On October 14, 2019, Barkan Wireless IP Holdings, L.P. (“Barkan”) filed a suit against Sprint Corporation and related entities (“Sprint”) in the United States District Court for the Eastern District of Texas alleging patent infringement based in part on two of the Company’s products, Airave 4 and Magic Box Gold. See Barkan Wireless IP Holdings, L.P. v. Sprint Corporation et al, Case No. 2:19-cv-00336-JRG (E.D. Tex.). On March 26, 2021, after a settlement between Barkan and Sprint, the court granted an agreed motion to dismiss and the case was closed. Sprint had demanded that the Company indemnify Sprint $3,870,000 for a portion of the amounts Sprint paid to defend and settle the case. On April 27, 2021, Sprint gave notice that it intends to set-off amounts it owes the Company until Sprint’s indemnity demand is satisfied. The Company disputes Sprint’s indemnity demand and, on March 15, 2022, filed a complaint for breach of contract in the United States District Court for the District of Kansas. See Airspan Networks, Inc. v. Sprint/United Management Company, Case No. 2:22-cv-02104-JAR-ADM (D. Kan.). That complaint was subsequently voluntarily dismissed by the Company and the underlying breach of contract claim is now a counterclaim in the matter captioned Sprint Communications Company, L.P et al. vs. Casa Systems, Inc. et al., No. 22CV02327 Div.7 pending in the District Court of Johnson County Kansas. On January 3, 2023, the parties settled this matter. The Company had previously provided for a reserve for an estimated amount of exposure related to this matter in a prior year. The settlement resulted in an additional $0.6 million legal settlement which was recognized in general and administrative expenses in the consolidated statement of operations for the year ending December 31, 2022.

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

19.	COMMON STOCK AND WARRANTS

Common Stock

As of December 31, 2023, 260,000,000 shares, $0.0001 par value per share are authorized, of which, 250,000,000 shares are designated as Common Stock and 10,000,000 shares are designated as preferred stock. As of December 31, 2023, there were 74,638,893 shares of Common Stock issued and outstanding and no shares of preferred stock issued or outstanding.

Holders of our Common Stock are entitled to receive dividends when, as and if declared by the board of directors, payable either in cash, in property or in shares of capital stock. As of December 31, 2023, the Company had not declared any dividends.

At December 31, 2023, the Company had reserved shares of Common Stock for future issuance as follows:

Plans	Number of Shares
Warrants	17,958,321
Options and RSUs under employee stock plans	9,310,794
Future grants	3,880,544
Convertible Notes	4,680,500
Total Common Stock reserved for future issuance	35,830,159

Common Stock Warrants

As of December 31, 2023, there are 12,045,000 Common Stock Warrants outstanding, consisting of 11,500,000 and 545,000 Public Warrants and Private Placement Warrants, respectively.

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

DISH Warrants

On March 5, 2021, the Company entered into a warrant agreement with DISH Network Corporation (“DISH”) to purchase 100,000 shares of the Company’s Common Stock. Warrants vest during the 36 months following the date DISH orders certain products at the rate of one share for every $200 in gross purchase orders.

As of December 31, 2023, DISH had 1,281 warrants that had vested.

Fortress Warrants

In connection with the May 2023 Credit Agreement Amendment relating to the Fortress Credit Agreement with Fortress, the Company issued 5,912,040 warrants to purchase shares of the Company’s common stock Warrants. The Warrants provided for under the Fortress Credit Agreement were issued to certain lenders or their designees and will be exercisable to purchase one share of the Company’s common stock at an exercise price of $0.01 per share. The Warrants have a term of 7.5 years and will become exercisable upon the earliest to occur of (i) the third anniversary of the issuance of the warrants, (ii) an “Acquisition” as defined in the Warrant, (iii) any debt financing or issuance of equity or instruments convertible into equity interests of the Company in which the Company receives in excess of $50 million in one or a series of related transactions, and (iv) any other strategic transactions, joint ventures, financings or combinations between the Company and one or more investors or third parties in which the Company or its subsidiaries receive in excess of $50 million in one or a series of related transactions. The Company recorded a $1.7 million reduction of the senior term loan and a $1.7 million increase in additional paid in capital.

20.	SHARE-BASED COMPENSATION

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

The following table summarizes the number of authorized, unissued shares of Common Stock, under the Plans, as of December 31, 2023:

Plans	Number of Shares
Total awards available to be issued	3,880,544
Total awards outstanding	9,310,794
Total Common Stock reserved for future issuance under employee stock plans	13,191,338

The following table summarizes share-based compensation expense for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Research and development	$1,376	$3,554
Sales and marketing	1,899	3,491
General and administrative	3,832	13,842
Cost of sales	26	243
Total share-based compensation	$7,133	$21,130

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

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted-average grant date price of our common stock (per share)	$0.10	$2.21
Risk-free interest rate	4%	4%
Expected volatility	92%	76%
Expected term (in years)	5	5
Expected dividend yield	-%	-%

The following table sets forth the activity for all stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2022	7,812,178	$3.70	6.56	$2.23
Granted	15,000	0.14		0.10
Forfeited	(816,872)	2.78		1.61
Expired	(1,017,783)	4.17		2.23
Outstanding, December 31, 2023(a)	5,992,523	$3.74	4.03	$1.98
Exercisable, December 31, 2023(b)	5,016,708	$3.82	3.24	$2.02

(a)	There was no aggregate intrinsic value of all stock options outstanding as of December 31, 2023.
(b)	There was no aggregate intrinsic value of all vested/exercisable stock options as of December 31, 2023.

As of December 31, 2023, there was $1.6 million of unrecognized compensation expense related to stock options to be recognized over a weighted average period of 2.08 years.

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

The following table sets forth the activity for all RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding (nonvested), December 31, 2022	4,267,746	$3.58
Granted	681,620	0.56
Released	(443,105)	5.27
Forfeited	(1,187,990)	2.73
Outstanding (nonvested), December 31, 2023	3,318,271	$3.04

Because the Company maintained a full valuation allowance on its U.S. deferred tax assets, it did not recognize any tax benefit related to share-based compensation expense for the years ended December 31, 2023 and 2022. As of December 31, 2023, there was $4.0 million of unrecognized compensation expense related to RSUs to be recognized over a weighted average period of 1.33 years.

21.	DEFINED CONTRIBUTION PLANS EXPENSE

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of approximately $3.3 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively. Employer contributions are accrued as earned by the employees.

22.	NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(78,885)	$(85,382)

Denominator – basic and diluted:
Weighted average common shares outstanding	74,575,810	72,782,773

Net loss per share – basic and diluted	$(1.06)	$(1.17)

The following table sets forth the amounts excluded from the computation of diluted net loss per share because their effect was anti-dilutive.

	December 31,
	2023	2022
Stock options outstanding(a)	5,992,523	7,812,178
Non-vested RSUs and RSAs	3,318,271	4,267,746
Warrants(b)	-	-
Convertible Notes(b)	-	-

(a)	If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these Common Stock equivalents using the treasury stock method for stock options.
(b)	The Convertible Notes and Warrants referred to in Notes 15 and 19, respectively, were also excluded on an as converted basis because their effect would have been anti-dilutive.

23.	INCOME TAXES

The Company is subject to federal and various state income taxes in the U.S. as well as income taxes in various foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations. The Company is no longer subject to U.S. federal tax examinations for years through 2019, nor to corporate tax examination for years through 2019 in the U.K. In addition, the statute of limitations for years through 2017 in Israel has expired.

The income tax credit of $0.5 million in the year ended December 31, 2023 is comprised primarily of a $0.6 million claim of U.K. tax credits for 2022 and 2023 under the Research and Development Expenditure Credit (“RDEC”) regime, offset by an income tax charge of $0.1 million mainly incurred in Japan and other countries. The income tax credit of $0.2 million in the year ended December 31, 2022 is comprised primarily of a $1.0 million claim of U.K. tax credits for 2021 and 2022 under the Research and Development Expenditure Credit (“RDEC”) regime, offset by an income tax charge of $0.3 million mainly incurred in Japan and a tax charge of $0.5 incurred in India due to Indian transfer pricing controls.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current tax provision:
Federal	$-	$-
State	-	-
Foreign	(496)	(197)
Total current	(496)	(197)

Deferred tax provision:
Federal	-	-
State	-	-
Total deferred	-	-
Total income tax benefit	$(496)	$(197)

The loss before tax was $79.4 million and $85.6 million which includes $10.4 million income and $24.0 million loss before tax attributable to domestic U.S. operations for the years ended December 31, 2023 and 2022, respectively. The Company did not record a material income tax benefit for the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception.

At December 31, 2023, the Company had the following net operating loss (“NOL”) carry-forwards (gross, in thousands):

Country	NOL Carryforwards	Expiry Terms
U.K.	$298,723	Does not expire
U.S.	53,872	Expires in up to 15 years
U.S.	9,926	Does not expire
Australia	5,252	Does not expire
Israel	372,927	Does not expire
Finland	93	Expires in up to 6 years
Other	1,736	Expires in up to 4 years

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2023	2022
Net operating loss carryforwards	$170,256	$180,491
Fixed assets	1,708	2,714
R&D amortization	6,255	7,928
Accruals and reserves	21,206	17,585
R&D and other credits	279	4,493
Share-based compensation	4,670	8,143
Total deferred tax assets	204,374	221,354
Intangible assets	(13)	(1,049)
Total deferred tax liabilities	(13)	(1,049)
Valuation allowance	(204,361)	(220,305)
Total deferred tax assets, net	$-	$-

The Company recorded a change in valuation allowance amounting to $(15.9) million and $40.9 million for the years ended December 31, 2023 and 2022, respectively.

The following is a reconciliation of income taxes, calculated at the effective U.S. federal income tax rate, to the income tax benefit (expense) included in the accompanying consolidated statements of operations for each of the years (in thousands):

	Years Ended December 31,
	2023	2022
Expected income tax benefit at U.S. rates	$16,670	$17,971
Difference between U.S. rate and rates applicable to subsidiaries in other jurisdictions	2,281	315
Expenditures not deductible for tax purposes	(13,645)	(118)
Non-deductible officer compensation	(24)	-
Tax rate changes outside the U.S.	(1)	17,594
Fair market value changes	8,379	1,701
Expiry of foreign taxable losses	(977)	1,643
Other	672	744
Valuation allowance on tax benefits	15,943	(40,869)
UK R&D tax credits	582	1,216
Deferred adjustments due to Mimosa sale	(29,384)	-
Income tax benefit	$496	$197

Utilization of the U.S. net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2023, the Company had completed a 2023 Section 382 study to assess whether a change of ownership has occurred in connection with certain of its U.S. net operating losses and credit carryforwards. The Company has reduced its deferred taxes in the amount of $29.4 million as a result of the sale of Mimosa.

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided as it is considered more likely than not that such assets will not be realized. The valuation allowance includes a reduction in deferred tax assets through tax rate reductions in non-US jurisdictions. Through December 31, 2023, the Company has historically concluded that a full valuation allowance is required to offset the net deferred tax assets.

24.	GEOGRAPHICAL INFORMATION

As a developer and supplier of broadband wireless products and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. Revenues are attributed to countries based on the destination of the products and services supplied.

An analysis of revenue by geographical market is given below (in thousands):

	Years Ended December 31,
	2023	2022
United States	$16,718	$65,778
Other North America and Canada	207	7,135
Total North America	16,925	72,913
India	26,355	27,883
Japan	22,870	43,904
Other Asia	2,737	1,450
Total Asia	51,962	73,237
Europe	4,306	11,650
Africa and the Middle East	2,378	6,370
Latin America and the Caribbean	1,997	3,089
Total revenue	$77,568	$167,259

An analysis of the loss before income tax and the net loss by U.S. and foreign operations is below (in thousands):

	Years Ended December 31,
	2023	2022
Income (loss) before income tax related to U.S. operations	$12,412	$(23,113)
Loss before income tax related to foreign operations	(91,793)	(62,466)
Loss before income tax	$(79,381)	$(85,579)

Net income (loss) related to U.S. operations	$12,412	$(23,112)
Net loss related to foreign operations	(91,297)	(62,270)
Net loss	$(78,885)	$(85,382)

The long-lived assets and total assets by geographic region are shown below (in thousands):

	As of December 31,
	2023	2022
Property, plant and equipment, net:
United States	$35	$1,126
Asia	1,332	1,293
Europe	782	898
Middle East	2,351	4,022
Other	14	12
	$4,514	$7,351
Right-of-use-assets, net
United States	$2,444	$5,137
Asia	204	560
	$2,648	$5,697
Other non-current assets:
United States	$-	$107
Europe	157	137
Middle East	2,818	3,163
	2,975	3,407
Total long-lived assets	$10,137	$16,455

Total assets, net:
United States	$25,493	$81,317
Asia	4,555	5,661
Europe	4,834	9,833
Middle East	12,324	28,171
Other	66	113
	$47,272	$125,095

25.	RELATED PARTY TRANSACTIONS

As disclosed in Note 13, as of December 31, 2023 and 2022, Legacy Airspan has a Subordinated Term Loan with a related party. This related party has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement and the collateral agent and trustee under the Fortress Convertible Note Agreement and the Convertible Notes. This related party also has an indirect, non-controlling beneficial interest in each holder of Convertible Notes. The Company derived approximately $0.4 million and $0.2 million in revenue from sales of products and services to this related party for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, the Company had no outstanding receivables from this related party.

The Company had no outstanding receivables from a related party, a stockholder and had outstanding payables amounting to $0.7 million, respectively, as of December 31, 2023. The Company has an outstanding receivable from and payable to a related party, a stockholder, amounting to $0.4 million and $5.5 million, respectively, as of December 31, 2022.

In addition, the Company has an outstanding accounts receivable from a separate related party, also a stockholder, amounting to $3.3 million as of December 31, 2023 and $4.5 million as of December 31, 2022. The Company derived approximately $26.1 million in revenue from sales of products and services to this related party for the year ended December 31, 2023 and $26.8 million in revenue from sales of products and services to this related party for the year ended December 31, 2022. A senior executive at this customer is also a member of the Company’s Board of Directors.

26.	SUBSEQUENT EVENTS

As previously disclosed in Current Reports filed by the Company on April 1, 2024, April 4, 2024 and April 12, 2024 with the Securities and Exchange Commission (the “SEC”), on March 31, 2024, the Company and certain of its affiliates and subsidiaries filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code, 11 U.S. C. §§ 101-1532 in the Bankruptcy Court. The Bankruptcy Court confirmed the Company’s Prepackaged Plan on June 28, 2024.

In connection with the Chapter 11 Cases, on April 1, 2024, the staff of NYSE Regulation announced its determination to commence proceedings to delist the Company’s common stock (the “Common Stock”) from NYSE American LLC (“NYSE American”), and trading of the Common Stock was suspended immediately. On April 10, 2024, the staff of NYSE Regulation filed a Form 25-NSE with the SEC to report the delisting of the Common Stock from trading on the NYSE American.

The Company intends to file a Form 15 with the SEC to suspend the Company’s public reporting obligations with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On or about April 12, 2024, Gogo Business Aviation LLC (“Gogo”) notified the Company of its assertion that the Company was allegedly in default under certain contracts with Gogo (the “Existing Gogo Contracts”), which the Company disputes.  Following negotiations, and without any admission or acknowledgment from Legacy Airspan as to the accuracy or validity of any purported default or event of default under the Existing Gogo Contracts, Legacy Airspan and Gogo resolved the dispute by entering into a Waiver and Omnibus Amendment to Airspan/Gogo Agreements dated as of June 27, 2024 (the “Gogo Agreement”) with respect to the Existing Gogo Contracts.  Under the Gogo Agreement, Gogo agreed to waive its existing alleged claims under the Existing Gogo Contracts, conditional upon certain specified events not occurring after the Plan Effective Date.  Additionally, the parties agreed to modify certain terms of the Existing Gogo Contracts, including certain reporting obligations, observation rights, and performance dates.  The amendments and conditional waivers under the Gogo Agreement are not effective until the Plan Effective Date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information, as of July 31, 2024, concerning our directors and executive officers.

Name	Age	Position
Glenn Laxdal	64	President, Chief Executive Officer and Director
David Brant	61	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	60	Chief Sales and Marketing Officer
Michael T. Flynn	75	Director
Scot B. Jarvis	63	Director
Marc Heimowitz	55	Director

Management

Glenn Laxdal was appointed by the Airspan Networks Holdings Inc. Board of Directors as President and Chief Executive Officer and Director on May 18, 2023. Mr. Laxdal had previously served as President and Chief Operating Officer since January 2022. Mr. Laxdal previously served since 2017 as senior vice president and general manager of product management at Infinera Corp., a provider of connectivity solutions (“Infinera”), where he was responsible for all operational aspects of Infinera’s product business. Prior to joining Infinera, Mr. Laxdal was head of network products in North America for Ericsson from 2016 to 2017, overseeing strategy, product management and solution development. Mr. Laxdal also served as chief technology officer and head of strategy for Ericsson North America from 2014 to 2017. Prior to Ericsson, Mr. Laxdal served as vice president of global product management at BlackBerry Ltd. from 2009 to 2012 and prior to that held executive roles in product management and operations at Airvana, Inc. and Nortel Networks Inc. Mr. Laxdal holds an M.B.A. from the University of Toronto and a B.A. in Economics and Bachelor of Commerce degrees from the University of Saskatchewan.

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

Non-employee Directors

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

Marc Heimowitz was appointed to the board of directors on November 13, 2023. Mr. Heimowitz is the founder and Managing Member of Coda Advisory Group LLC. Coda Advisory Group is an independent advisory firm that specializes in providing advice to and advocating for parties-in-interest involved in complex restructurings and special situations, and which can act as an unconflicted professional fiduciary for litigation and liquidation trusts. Mr. Heimowitz received his B.S.B.A. in finance with Highest Honors from the University of Florida, holds a J.D. from Columbia University, practiced law in New York and Florida and is a CFA Charterholder.

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

Composition of the Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board is staggered in three classes. As of December 31, 2023, due to resignations from the Board, we had no directors in Class I, two directors in Class II (Michael T. Flynn and Scot B. Jarvis), and three directors in Class III (Thomas S. Huseby, Glen Laxdal and Marc Heimowitz). On February 23, 2024, the Board reassigned Mr. Laxdal to Class I to restore balance among classes. Currently, Messrs. Flynn and Jarvis are independent under NYSE American listing standards and applicable SEC rules.

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

Our audit committee consists of Messrs Michael Flynn and Scot Jarvis, with Mr. Flynn serving as Chair. Under the NYSE American listing standards and applicable SEC rules, we are required to have at least two members of the audit committee, all of whom must be independent. Our Board has affirmatively determined that Messrs Flynn and Jarvis each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE American rules. Each member of our audit committee also meets the financial literacy requirements of NYSE American listing standards. In addition, our Board has determined that Mr. Flynn qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our Board has adopted a written charter for the audit committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

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

Our compensation committee consists of Messrs. Flynn and Jarvis, with Mr. Jarvis serving as chair. Our Board has affirmatively determined that Messrs. Flynn and Jarvis each meet the definition of “independent director” for purposes of serving on the compensation committee under the NYSE American rules, including the heightened independence standards for members of a compensation committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board has adopted a written charter for the compensation committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

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

Our nominating and corporate governance committee consists of Messrs Michael Flynn and Scot Jarvis. Our Board has affirmatively determined that Messrs. Flynn and Jarvis each meet the definition of “independent director” under the NYSE American rules. Our Board has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.

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

Decisions with respect to the compensation of our executive officers, including our named executive officers, is made by the compensation committee of the Board. Our executive compensation programs for 2023 are further described below under “Executive Compensation.”

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. As an emerging growth company, we comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our principal executive officers and the two most highly compensated executive officers other than our principal executive officer. These four officers are referred to as our named executive officers.

In 2023, our “named executive officers” and their positions were as follows:

●	Eric. D. Stonestrom, Chief Executive Officer until May 2023 and Chairman of the Board of Directors until December 2023;

●	Glenn Laxdal, Chief Executive Officer as of May 2023, prior to that, President & Chief Operating Officer;

●	Henrik Smith-Peterson, Chief Sales and Marketing Officer, and

●	David Brant, Senior Vice President and Chief Financial Officer.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Eric D. Stonestrom,	2023	$567,500	$-	$-	$-	$-	$11,562	$579,062
Former Chief Executive Officer and Chairman of the Board of Directors	2022	$561,346	$31,050	$2,289,050	$1,159,805	$-	$10,753	$4,052,004

Glenn Laxdal,	2023	$419,066	$-	$-	$-	$-	$1,430	$420,496
Chief Executive Officer and President	2022	$378,480	$-	$2,729,252	$2,729,587	$-	$2,992	$5,840,311

Henrik Smith-Peterson, Chief Sales and Marketing Officer	2023	$324,864	$-	$-	$-	$175,641	$22,228	$522,733

David Brant, Senior Vice President and Chief Financial Officer	2023	$339,923	$-	$-	$-	$-	$25,494	$365,417

(1)	The amounts in this column for 2023 represent the aggregate grant date fair value of restricted stock awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 20 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.
(2)	The amounts in this column represent the aggregate grant date fair value of option awards granted to each named executive officer, computed in accordance with FASB ASC Topic 718. See Note 20 to the audited consolidated financial statements included elsewhere in this Annual Report for a discussion of the assumptions used in determining the grant date fair value of our equity awards.
(3)	The amounts in this column represent amounts paid pursuant to the MIP in connection with the Closing of the Business Combination.
(4)	The amounts in this column represent our matching contributions under our 401(k) plan and benefits.

Narrative Disclosure to Summary Compensation Table

We have historically provided compensation for our named executive officers by way of base salary and bonus, both of which are provided under the named executive officer’s employment agreement, as well as equity awards.

Employment Agreements and Offer Letters

All of our named executive officers are employed with employment agreements.

Glenn Laxdal, Chief Executive Officer and President

Mr. Laxdal’s base salary under his employment agreement, dated January 24, 2022, is subject to periodic review and adjustment by our Board. Additionally, Mr. Laxdal is eligible to receive certain bonus compensation under our bonus plan at a target of 50% of his base salary and is eligible to receive grants under our equity compensation plans. Mr. Laxdal’s employment agreement has no specified term. On May 31, 2023, Mr. Laxdal’s base salary increased to $425,000 annually and is eligible to receive grants under our bonus plan at a target of 60% of his base salary. See the caption “Potential Payments Upon Termination or Change in Control” for details regarding potential severance payments.

Henrik Smith-Peterson, Chief Sales and Marketing Officer

Mr. Smith Petersen’s base salary under his employment agreement, dated October 7, 2009, is subject to periodic review and adjustment by the Board. Additionally, Mr. Smith-Petersen is eligible to receive certain bonus compensation under our sales compensation plan at a level of up to 70% of his base salary, plus certain spot bonuses for achieving specific sales goals. Mr. Smith-Petersen is also eligible to receive grants under our equity compensation plans. Mr. Smith-Petersen’s employment agreement has no specified term.

David Brant, Senior Vice President and Chief Financial Officer

Mr. Brant’s base salary under his employment agreement, effective as of January 1, 2007, is subject to periodic review and adjustment by the Board. Additionally, Mr. Brant is eligible to receive certain bonus compensation under our bonus plan at a target of 50% of his base salary and is eligible to receive grants under our equity compensation plans. Mr. Brant’s employment agreement has no specified term.

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

Executive compensation

There were no options to purchase shares of common stock or restricted stock awards granted to our named executive officers during 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table provides information regarding outstanding equity awards for our named executive officers as of December 31, 2023.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Eric D. Stonestrom	5/13/22		-	477,286	$2.43	5/13/32
	4/26/22						419,242	$37,732	(5)
	1/28/21	(2)	95,861	-	$6.29	1/28/31
	2/11/20	(2)	260,594	-	$3.96	2/11/30
	1/29/19	(2)	289,980	-	$5.42	1/29/29
	4/27/17	(2)	234,739	-	$3.36	4/27/27
	2/3/16	(2)	111,566	-	$2.66	2/3/26
	1/29/15	(2)	83,334	-	$2.53	1/29/25
	11/4/14	(2)	103,957	-	$2.53	11/4/24
	6/9/14	(2)	194,803	-	$1.95	6/9/24

Glenn Laxdal	1/24/22		351,551	382,119	$3.72	1/24/32	183,416	$16,507	(5)

Henrik Smith-Peterson	4/26/22						209,619	$18,866
	1/28/21	(4)	41,197	15,301	$6.29	1/28/31
	2/11/20	(4)	292,957	12,737	$3.96	2/11/30
	1/29/19	(4)	72,495	-	$5.42	1/29/29
	4/27/17	(4)	58,685	-	$3.36	4/27/27
	2/3/16	(4)	27,897	-	$2.66	2/3/26
	1/29/15	(4)	20,831	-	$2.53	1/29/25
	11/4/14	(4)	25,982	-	$2.53	11/4/24
	6/9/14	(4)	72,080	-	$1.95	6/9/24

David Brant	5/13/22		99,435	139,207	$2.43	5/13/32
	4/26/22						209,619	$18,866
	1/28/21	(4)	49,341	18,326	$6.29	1/28/31
	2/11/20	(4)	130,297	5,665	$3.96	2/11/30
	1/29/19	(4)	144,990	-	$5.42	1/29/29
	4/27/17	(4)	58,685	-	$3.36	4/27/27
	2/3/16	(4)	27,897	-	$2.66	2/3/26
	1/29/15	(4)	20,831	-	$2.53	1/29/25
	11/4/14	(4)	25,982	-	$2.53	11/4/24
	6/9/14	(4)	72,080	-	$1.95	6/9/24

(1)	Represents MIP RSUs granted at the Closing of the Business Combination. Vests on the earliest to occur of (i) August 13, 2022, (ii) the MIP Participant’s death, (iii) the MIP Participant’s disability and (iv) the MIP Participant’s qualifying separation, provided that the MIP Participant continues to be employed by us, or continues to be a director of ours, through such date or event. The MIP RSUs vested on August 13, 2022.
(2)	Vests (subject to continued service) as to 25% on first anniversary of grant date, and in 36 equal monthly installments thereafter, with all remaining unvested options vesting upon a change in control.
(3)	Originally vested upon the earlier of either of the following events that occurred on or prior to the 10th anniversary of the date of grant: (i) the date of a change in control; or (ii) the effective date of an initial public offering. At Closing, the vesting restrictions with respect to these restricted stock awards were revised to provide that the restricted stock will vest in full on the earliest to occur of (i) August 13, 2022, (ii) the holder’s death, (iii) the holder’s disability and (iv) the holder’s qualifying separation, provided that the holder continues to be employed by us, or continues to be a director of ours, through such date or event.
(4)	Vests (subject to continued service) as to 25% on first anniversary of grant date, and in 36 equal monthly installments thereafter, with 50% of any remaining unvested options vesting upon a change in control.
(5)	Valued at $0.09 per share, the closing market price of one share of Common Stock on the NYSE American on December 29, 2023, the last trading day of 2023.

Retirement Benefits

We maintain a 401(k) retirement savings plan for our U.S.-based employees, including Mr. Laxdal. Mr. Laxdal is eligible to participate in the 401(k) plan on the same terms as other full-time employees, including employer matching contributions.

Potential Payments Upon Termination or Change in Control

Name	Amount Paid on Our Terminating the Employment Contract without Cause(4)
Glenn Laxdal(1)	$425,000 (equivalent to 12 months’ base salary)
Henrik Smith-Peterson(2)
David Brant(3)

(1)	Under Mr. Laxdal’s current offer letter, which became effective January 24, 2022, which was updated by letter dated May 31, 2023, in the event of termination of Mr. Laxdal (as defined in his employment agreement) his employment with Airspan will be “at-will,” meaning either Mr. Laxdal or Airspan have the right to terminate the employment relationship at any time, with or without notice, and for any reason (or no reason) not prohibited by law. Although Mr. Laxdal’s compensation, benefits, duties and responsibilities are subject to change at any time, the at-will nature of his employment with Airspan may only be altered by an express written agreement signed by Mr. Laxdal and Airspan’s CEO. If Airspan terminates Mr. Laxdal’s employment, he will be entitled to a severance payment of twelve (12) months base salary.
(2)	Under Mr. Smith-Peterson’s current offer letter, which became effective February 23, 2021, his employment with Airspan is “at-will,” meaning either Mr. Smith-Peterso or Airspan have the right to terminate the employment relationship at any time, with or without notice, and for any reason (or no reason) not prohibited by law. Although Mr. Smith-Peterson’s compensation, benefits, duties and responsibilities are subject to change at any time, the at-will nature of his employment with Airspan may only be altered by an express written agreement signed by Mr. Smith-Peterson’s and Airspan. If Airspan terminates Mr. Smith-Peterson’s employment, he will be entitled to a severance payment of twelve (12) months base salary.

(3)	Under Mr. Brant’s current employment agreement, which became effective January 1, 2007 as amended on October 7, 2009, in the event of termination of Mr. Brant other than for “cause” (as defined in his employment agreement) or if he terminates his employment with “good reason” (as defined in his employment agreement), Mr. Brant would be entitled to severance equal to 12 months’ base salary as of the termination date or approximately $360,000, as well as up to 12 months of COBRA coverage if he should elect to enroll. If Mr. Brant is terminated within one year of the effective date of a “change in control” (as defined in his employment agreement) or voluntarily terminates his employment because of a required relocation or a material change in his responsibilities, Mr. Brant would be entitled to receive severance of 12 months’ total cash compensation that would otherwise have been payable, including all bonuses as well as up to 12 months of COBRA coverage if he should elect to enroll. Assuming termination based on a change in control at December 31, 2023, Mr. Brant would have been entitled to compensation of approximately $360,000 (equivalent to 12 months’ base salary), plus bonuses and benefits, payable biweekly, and COBRA coverage.
(4)	The termination payment arrangements for the named executive officers were individually negotiated with each named executive officer at different time periods. We do not have a policy or set parameters for such arrangements and do not believe that such arrangements materially affected the other compensation elements for the named executive officers.

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

Director Compensation

During the year ended December 31, 2023, we paid our non-management directors the annual fees set forth below:

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

In addition, Mr. Huseby received an annual retainer of $205,000 for his role as adviser to the Chairman of the Board. Mr. Stonestrom and Mr. Laxdal do not receive any compensation for their services as a director.

The following table provides information on the compensation of our non-management directors in fiscal 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Bandel L. Carano (resigned December 22, 2023)	$-	$41,845	$41,845
Michael T. Flynn	78,300	41,845	120,145
Thomas S. Huseby	243,709	128,500	372,209
Scot B. Jarvis	65,000	41,845	106,845
Michael Liebowitz (resigned November 6, 2023)	75,000	41,845	116,845
Mathew Oommen	-	-	-
Divya Seshamani (resigned November 9, 2023)	82,500	41,845	124,345
Dominique Trempont (resigned November 8, 2023)	102,700	41,845	144,545
Marc Heimowitz (appointed November 13, 2023)	63,500	-	63,500

As of December 31, 2023, Mr. Flynn had 25,359 and Mr. Huseby had 38,424 restricted Common Stock awards outstanding. As of December 31, 2023, Mr. Flynn had restricted stock units with respect to 129,583 shares of Common Stock outstanding, Mr. Huseby had restricted stock units with respect to 566,833 shares of Common Stock outstanding and Messrs. Carano, Jarvis, Liebowitz, Oommen and Trempont and Ms. Seshamani each had restricted stock units with respect to 71,833 shares of Common Stock outstanding. In addition, the following stock options were outstanding and held by our directors: Mr. Flynn, 152,545; Mr. Huseby, 350,773; Mr. Jarvis, 100,426; and Mr. Trempont, 98,708.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our Common Stock as of September 30, 2024, by:

●	each person who is the beneficial owner of more than 5% of issued and outstanding shares of our Common Stock;

●	each of our current named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our Common Stock beneficially owned by a person or entity and the percentage ownership, we deem outstanding shares of our Common Stock subject to options and Warrants held by that person or entity that are currently exercisable or exercisable within 60 days of September 30, 2024. We do not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise indicated, and subject to applicable community property laws, we believe that the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

The beneficial ownership of shares of our Common Stock is based on 74,638,893 shares of Common Stock issued and outstanding as of September 30, 2024.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock	%
Directors and Executive Officers(1)
Glenn Laxdal(2)	1,087,391	1.4%
David Brant(3)	1.473,321	2.0%
Henrik Smith-Petersen(4)	1,253,976	1.7%
Marc Heimowitz(5)	-	-
Michael T. Flynn(6)	287,339	*
Scot B. Jarvis(7)	158,502	*
All Directors and Executive Officers as a Group (6 individuals)(8)	4,260,529	5.5%

Five Percent Holders:
Oak Investment Partners(9)	28,639,059	38.4%
SoftBank Group Capital Limited(10)	13,783,886	18.5%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Airspan Networks Inc., 777 Yamato Road, Suite 310, Boca Raton, Florida 33431.
(2)

Common Stock consists of 180,491 shares of Common Stock., (ii) 519,684 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from September 30, 2024 and (iii) 387,216 restricted stock units that vest within 60 days from September 30, 2024.

(3)

Common Stock consists of (i) 259,835 shares of Common Stock., (ii) 864,124 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from September 30, 2024 and (iii) 349, 362 restricted stock units that vest within 60 days from September 30, 2024.

(4)	Common Stock consists of (i) 266,805 shares of Common Stock, (ii) 637,808 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from September 30, 2024 and (iii) 349,362 restricted stock units that vest within 60 days from September 30, 2024.
(5)	This director owns no Common Stock.
(6)	Common Stock consists of (i) 103,668 shares of Common Stock, (ii) 132,011 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from September 30, 2024, and (iii) 51,660 restricted stock units that vest within 60 days from September 30, 2024.
(7)	Common Stock consists of (i) 20,173 shares of Common Stock and 251,910 shares of Common Stock held by Connis Point Partners, LLC, of which Mr. Jarvis is the Managing Member, (ii) 86,669 shares of Common Stock issuable on exercise of options that are exercisable within 60 days from September 30, 2024 and (iii) 51,660 restricted stock units that vest within 60 days from September 30, 2024. The address of Connis Point Partners, LLC is 3825 Issaquah Pine Lake Rd. SE, Sammamish, Washington 98075.
(8)	Consists of a total of (i) 2,240,296 shares of Common Stock options exercisable and (ii) 1,189,261 restricted stock units.
(9)	Common Stock consists of (i) 28,639,059 shares of Common Stock held by Oak Investment Partners XI, Limited Partnership and Oak Investment Partners XIII, Limited Partnership (collectively, “Oak Investment Partners”);. The address of the entities affiliated with Oak Investment Partners is 901 Main Avenue, Suite 600, Norwalk, Connecticut 06851.
(10)	Common Stock consists of (i) 13,783,886 shares of Common Stock held by SoftBank Group Capital Limited. The address of SoftBank Group Capital Limited is 69 Grosvenor Street, London, W1K 3JP United Kingdom. Shares are subject to the irrevocable proxy and power of attorney dated March 8, 2021, as further described in this Annual Report in the section entitled “Certain Relationships and Related Person Transactions — Legacy Airspan — SoftBank.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plans that were approved by our stockholders and equity compensation plans that were not approved by our stockholders as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	9,310,794	(1)	3.74	(2)	3,880,544	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	9,310,794		3.74		3,880,544

(1)	Represents shares of Common Stock to be issued upon the exercise of options and the vesting of restricted stock units granted under the Legacy Airspan Plan and the 2021 Plan.
(2)	Reflects the weighted-average exercise price of outstanding options. Outstanding restricted stock units are not included as such awards do not have an exercise price.
(3)	Represents 3,880,544 shares of Common Stock available for issuance under the 2021 and the Legacy Airspan Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Amended Credit Agreement

At Closing, on August 13, 2021, the Company, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into the August 2021 Fortress Amendment with Fortress to, among other things, add the Company as a guarantor, recognize and account for the Business Combination, recognize and account for the Convertible Notes and provide updated procedures for replacement of LIBOR. On March 29, 2022, the Company, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into the March 2022 Fortress Credit Amendment to, among other things, amend the financial covenants included in the Fortress Credit Agreement. On November 14, 2022, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the November 2022 Fortress Credit Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement. On May 18, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the May 2023 Fortress Credit Amendment to, among other things. effect a limited waiver of certain events of default under the Fortress Credit Agreement. On August 11, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the August 2023 Fortress Credit Amendment to, among other things, implement certain modifications to the Fortress Credit Agreement relating to the Purchase Agreement and the Transaction. On November 14, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the November Fortress Credit Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement and establish new delayed draw term loan commitments under the November 2023 Fortress Credit Agreement. On December 22, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Credit Agreement entered into the December 2023 Fortress Credit Agreement to, among other things, effect a limited waiver of certain events of default under the Fortress Credit Agreement, establish new delayed draw term loan commitments under the December 2023 Fortress Credit Agreement, and defer the due date of certain cash payments of principal and interest under the Fortress Credit Agreement. SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the agent and principal lender under the Fortress Credit Agreement. At December 31, 2023, there was approximately $59.5 million aggregate principal amount of indebtedness outstanding under the Fortress Credit Agreement, which is the largest aggregate principal amount outstanding during the year ended December 31, 2023. During the year ended December 31, 2023, we paid approximately $2.9 million in interest and $29.1 million of principal under the Fortress Credit Agreement.

The Fortress Credit Agreement has a maturity date of December 30, 2024. Under the Fortress Credit Agreement, the initial term loan (“Tranche 1”) total commitment of $34.0 million and a term loan (“PIK” or “Paid-in-Kind”) commitment of $10.0 million (“Tranche 2”) were both funded to Legacy Airspan on December 30, 2020. Under the May 2023 Fortress Credit Agreement Amendment, the November 2023 Fortress Credit Agreement Amendment, the December 2023 Fortress Credit Agreement Amendment, and the terms of the Fortress Credit Agreement, we expanded the term loan commitment, subject to the terms of the Fortress Credit Agreement. The Fortress Credit Agreement contains a prepayment premium of 5.0% if the prepayment occurs during the period from December 30, 2021 through December 29, 2022, and 3.0% if the prepayment occurs during the period from December 30, 2022 through December 29, 2023. The Fortress Credit Agreement also contains a prohibition on prepayment during the period from December 30, 2020 through December 29, 2021 and a related fee in the amount of the make-whole amount of interest that would have been payable had such prepayment not been made.

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

The Fortress Credit Agreement contains representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Fortress Credit Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Fortress Credit Amendment, these financial covenants included (a) minimum liquidity of $4.0 million as of December 31, 2020 and $5.0 million thereafter, (b) minimum last twelve-month revenue and (c) minimum last twelve-month EBITDA. Pursuant to the March 2022 Fortress Credit Amendment, the financial covenants included in the Fortress Credit Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Fortress Credit Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Revenue and EBITDA financial covenants are tested quarterly. Pursuant to the May 2023 Fortress Credit Amendment, the financial covenants included in the Fortress Credit Agreement were amended to reduce the minimum liquidity requirement to a minimum of, prior to the closing of the Transaction, $2.0 million, and after the closing of the Transaction, $4.0 million.

The interest rate for Tranche 1 is based on the level of our Net EBITDA Leverage Ratio. The initial applicable rate for Tranche 1 is set at Level V (see table below). After the initial applicable rate period, the relevant rate (prior to the effective date of the May 2023 Fortress Credit Amendment) is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	LIBOR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 6.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 0.50%	The applicable rate is LIBOR plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%	The applicable rate is LIBOR plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%	The applicable rate is LIBOR plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is LIBOR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is LIBOR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

From and after the effective date of the May 2023 Fortress Credit Amendment, the relevant rate is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	SOFR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is Adjusted Term SOFR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is Adjusted Term SOFR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%	The applicable rate is Adjusted Term SOFR plus 12.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 6.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 12.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 6.50%	The applicable rate is Adjusted term SOFR plus 13.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 7.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 13.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 7.50%	The applicable rate is Adjusted Term SOFR plus 14.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 8.50%

The interest rate for delayed draw term loans is based on the level of the Company’s Net EBITDA Leverage Ratio, as defined in the Fortress Credit Agreement. The initial applicable rate for Tranche 1 is set at Level V (see table below). After the initial applicable rate period, the relevant rate is as follows for Tranche 1:

Level	Net EBITDA Leverage Ratio	Base Rate Loan	SOFR Loan
Level I	Less than or equal to 2.00:1.00	The applicable rate is the Base Rate plus 6.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 0.50%	The applicable rate is Adjusted Term SOFR plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%

Level II	Less than or equal to 3.00:1.00 but greater than 2.00:1.00	The applicable rate is the Base Rate plus 7.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 1.50%	The applicable rate is Adjusted Term SOFR plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%

Level III	Less than or equal to 4.00:1.00 but greater than 3.00:1.00	The applicable rate is the Base Rate plus 8.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 2.50%	The applicable rate is Adjusted Term SOFR plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%

Level IV	Less than or equal to 5.00:1.00 but greater than 4.00:1.00	The applicable rate is the Base Rate plus 9.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 3.50%	The applicable rate is Adjusted term SOFR plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%

Level V	Greater than 5.00:1.00	The applicable rate is the Base Rate plus 10.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 4.50%	The applicable rate is Adjusted Term SOFR plus 11.00% per annum, of which the Margin Cash Component is 5.50% and the Margin PIK Component is 5.50%

Interest with respect to Tranche 1 and delayed draw term loans is payable monthly in accordance with the Cash Component/PIK Component split described in the foregoing table. With respect to Tranche 2, the relevant applicable rate was five percent (5.00%) prior to the effective date of the May 2023 Fortress Credit Amendment, and eight percent (8.00%) from and after the effective date of the May 2023 Fortress Credit Amendment and as of December 31, 2023, and is payable monthly as interest paid in kind.

Convertible Notes

Immediately prior to Closing, on August 13, 2021, we issued $50,000,000 aggregate principal amount of Convertible Notes under the Convertible Note Purchase Agreement. At Closing, Legacy Airspan and certain of its subsidiaries who are party to the Fortress Credit Agreement entered into a joinder agreement to add Legacy Airspan and such subsidiaries as guarantors under the Convertible Note Purchase Agreement and to reaffirm the obligations and security intended to be granted thereby. On March 29, 2022, we and certain of our subsidiaries who are party to the Convertible Note Purchase Agreement entered into the March 2022 Fortress Convertible Note Agreement Amendment to, among other things, amend the financial covenants included in the Convertible Note Purchase Agreement, the conversion price of the Convertible Notes and the optional redemption provisions of the Convertible Notes. On May 18, 2023, the Company and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into the May 2023 Fortress Convertible Note Agreement Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement, increase the interest rate on the Convertible Notes to 10.0% per annum, impose certain fees related to the Convertible Notes and the Fortress Convertible Note Agreement, and obtain certain consents related to the Transaction. On August 11, 2023, the Company and certain of our subsidiaries who are party to the Fortress Convertible Note Agreement entered into the August 2023 Fortress Convertible Note Agreement Amendment to, among other things, implement certain modifications to the Fortress Convertible Note Agreement relating to the Purchase Agreement and the Transaction. On November 14, 2023, the Company, Legacy Airspan and certain of our subsidiaries who are party to the Fortress Convertible Note Purchase and Guarantee Agreement entered into the November 2023 Fortress Convertible Note Agreement Amendment to, among other things, effect a limited waiver of certain events of default under the Fortress Convertible Note Agreement and establish certain new covenants. On December 22, 2023, the Company, and certain of its subsidiaries who are party to the Fortress Convertible Note Agreement entered into the December 2023 Fortress Convertible Note Agreement Amendment to, among other things, effect a limited waiver of certain existing and potential prospective events of default under the Fortress Convertible Note Agreement, establish certain new covenants, and defer the due date of certain cash payments of interest under the Fortress Convertible Notes. SoftBank has an indirect, non-controlling beneficial interest in Fortress, which is the collateral agent and trustee under the Convertible Note Purchase Agreement and the Convertible Notes. SoftBank has an indirect, non-controlling beneficial interest in each holder of Convertible Notes.

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

The terms of the Convertible Notes and the Convertible Note Purchase Agreement contain representations and warranties, events of default and affirmative and negative covenants, which include, among other things, certain restrictions on the ability to pay dividends, create liens, incur additional indebtedness, make investments, dispose of assets, consummate business combinations (except for permitted investments, as defined in the Convertible Note Purchase Agreement), and make distributions. In addition, financial covenants apply. Prior to the March 2022 Convertible Note Agreement Amendment, these financial covenants included (a) minimum liquidity of $5.0 million, (b) minimum last twelve-month revenue and (c) minimum last twelve-month EBITDA and certain other expenses including non-cash stock compensation, non-recurring costs in connection with the loan and Convertible Notes documentation and the Business Combination, warrant liabilities, and other noncash amortization expenses, in each case, determined in accordance with GAAP. Pursuant to the March 2022 Convertible Note Agreement Amendment, the financial covenants included in the Convertible Note Purchase Agreement were amended to increase the minimum liquidity requirement to an amount between $15.0 million and $20.0 million, depending on EBITDA performance levels and whether a default or event of default exists under the Convertible Note Purchase Agreement, and decrease the minimum last twelve-month revenue and EBITDA requirements. Pursuant to the May 2023 Fortress Note Purchase Amendment, the financial covenants included in the Fortress Note Purchase Agreement were amended to reduce the minimum liquidity requirement to a minimum of, prior to the closing of the Transaction, $2.0 million, and after the closing of the Transaction, $4.0 million. Revenue and EBITDA financial covenants are tested quarterly. The Convertible Notes are pari passu in right of payment and lien priority and are secured by a security interest in (a) all of the real, personal and mixed property in which liens are granted or purported to be granted pursuant to any of the collateral documents as security for the obligations, (b) all products, proceeds, rents and profits of such property, (c) all of each loan party’s book and records and (d) all of the foregoing whether now owned or existing, in each case excluding certain excluded assets.

During the year ended December 31, 2023, we paid approximately $2.5 million in interest and $16.8 million in principal under the Convertible Notes. All debt owed by the Company to Fortress under the Fortress Credit Agreement and Convertible Notes under the Convertible Note Purchase Agreement is to be converted to equity under the terms of the Prepackaged Plan.

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

We derived approximately $0.4 million in revenue from sales of products and services to SoftBank from January 1, 2023 through December 31, 2023.

Reliance

We are a supplier of products to Reliance. Reliance has accounted for approximately $26.1 million of our revenues between January 1, 2023 through December 31, 2023. Prior to the Closing, Reliance held an aggregate of 162,602 shares of Legacy Airspan’s Series D Preferred Stock.

Related Party Transactions Policies

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by our Board (or the audit committee). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Flynn and Jarvis are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Fees and Services

The aggregate fees billed by Grant Thornton LLP for professional services rendered to us for the years ended December 31, 2023 and 2022 are set forth in the table below.

	For the Fiscal Years Ended December 31,
	2023	2022
Audit Fees(1)	$761,611	$737,639
Audit-Related Fees(2)	-	-
Tax Fees(3)	43,994	-
All Other Fees(4)	459	1,067
Total	$806,064	$738,706

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

Pre-Approval Policy

Our Audit Committee Charter requires the Audit Committee to review and pre-approve all audit services and all permissible non-audit services to be performed for us by our independent registered public accounting firm, other than non-audit services that are subject to exceptions to pre-approval available under applicable laws and rules related to immaterial aggregate amounts of services. All services provided by of our independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

Exhibit		Incorporated by Reference
Number	Description	Form	Exhibit	Filing Date
2.1†	Business Combination Agreement, dated as of March 8, 2021, by and among New Beginnings, Merger Sub and Legacy Airspan	S-4	2.1	05/14/2021
2.2	Stock Purchase Agreement, dated as of March 8, 2023, by and among Airspan Networks Holdings Inc, Airspan Networks Inc., Mimosa Networks, Inc., and Radisys Corporation	8-K	2.1	03/09/2023
2.3	Amendment No. 1 to Stock Purchase Agreement, dated as of July 22, 2023	8-K	2.2	07/25/2023
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	08/19/2021
3.2	Amended and Restated Bylaws	10-K	3.2	04/08/2022
4.1	Specimen Common Stock Certificate	8-K	4.1	08/19/2021
4.2	Specimen Public Warrant and Private Placement Warrant Certificate	S-1	4.3	10/22/2020
4.3	Warrant Agreement, dated October 29, 2020, by and between New Beginnings and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/02/2020
4.4	Warrant Agreement, dated August 13, 2021 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.4	08/19/2021
4.5	Specimen Post-Combination Warrant Certificate	S-4	4.6	6/21/2021
4.6†*	Customer Warrant, dated March 5, 2021, by and between Legacy Airspan and DISH Network Corporation	S-1	4.6	9/10/2021
4.7	Description of Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	4.7	4/08/2022
10.1	Amended and Restated Registration Rights and Lock-Up Agreement, dated as of August 13, 2021, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Airspan named therein	8-K	10.1	08/19/2021
10.2†^	Waiver and Consent, Second Amendment, Restatement, Joinder and Omnibus Amendment to Credit Agreement and Other Loan Documents, dated as of August 13, 2021, by and among the Company, Airspan Networks Inc., certain of its subsidiaries, as guarantors, DBFIP ANI LLC, as administrative and collateral agent, and the holders of the Convertible Notes party thereto	8-K	10.3	08/19/2021
10.3†	Stockholder Support Agreement, dated as of March 8, 2021, by and among the Company and certain stockholders of Legacy Airspan party thereto	S-4	10.2	05/14/2021
10.4	Form of Subscription Agreement	S-4	10.3	5/14/2021
10.9#	2021 Stock Incentive Plan	S-4	10.11	05/14/2021
10.10#	Form of Stock Option Award under 2021 Stock Incentive Plan for Chief Executive Officer and Chief Financial Officer	S-4	10.12	05/14/2021
10.11#	Form of Stock Option Award under 2021 Stock Incentive Plan for Other Employees	S-4	10.13	05/14/2021
10.12#	Form of Stock Option Award under 2021 Stock Incentive Plan for Non-Employee Directors	S-4	10.14	05/14/2021
10.13#	Form of MIP RSU	S-4	10.15	05/14/2021
10.14#	Form of RSU Award under 2021 Stock Incentive Plan	10-K	10.14	4/08/2022
10.15#	Form of Exchanged Restricted Stock Award	S-4	10.16	05/14/2021
10.16#	Form of RSU for Exchanged Restricted Stock	S-4	10.17	05/14/2021
10.18#	Employment Letter Agreement dated October 7, 2009 between Airspan Networks Inc. and David Brant	S-4	10.20	05/14/2021

10.19#	Employment Offer Letter dated February 8, 2001, as amended, between Airspan Networks Inc. and Henrik Smith-Petersen	S-4	10.21	05/14/2021
10.20†	Convertible Note Purchase Agreement, dated August 6, 2015, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.23	05/14/2021
10.21†^	Amendment No. 1 to Convertible Note Purchase Agreement, dated August 19, 2016, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.24	05/14/2021
10.22†	Amendment No. 2 to Convertible Note Purchase Agreement, dated November 28, 2017, by and between Airspan Networks Inc. and Golden Wayford Limited	S-4	10.25	05/14/2021
10.23	Term Loan Agreement, dated February 9, 2016, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.26	05/14/2021
10.24	Amendment No. 1 to Term Loan Agreement, dated July 12, 2016, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.27	05/14/2021
10.25	Amendment No. 2 to Term Loan Agreement, dated July 3, 2017, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.28	05/14/2021
10.26	Amendment No. 3 to Term Loan Agreement, dated May 23, 2019, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.29	05/14/2021
10.27	Amendment No. 4 to Term Loan Agreement, dated March 30, 2020, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.30	05/14/2021
10.28	Amendment No. 5 to Term Loan Agreement, dated December 30, 2020, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.31	05/14/2021
10.29	Amendment to Amendment No. 5 to Loan Agreement, dated as of February 12, 2021, by and between SoftBank Group Capital Limited and Airspan Networks Inc.	S-4	10.32	05/14/2021
10.30	Irrevocable Proxy and Power of Attorney, dated March 8, 2021, by and among SoftBank Group Capital Limited and the Registrant	S-4	10.33	05/14/2021
10.31*	Master Services Agreement, dated November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.	S-4	10.34	05/14/2021
10.32*	Supply and Product Support Agreement, dated November 25, 2019, by and between Gogo Business Aviation LLC and Airspan Networks Inc.	S-4	10.35	05/14/2021
10.33*	OFDMA Smallcell License Agreement, dated August 25, 2014, by and between QUALCOMM Incorporated and Airspan Networks Inc.	S-4	10.35	06/21/2021
10.34*	Amendment to OFDMA Smallcell License Agreement, dated July 1, 2015, by and between QUALCOMM Incorporated and Airspan Networks Inc.	S-4	10.36	06/21/2021
10.35*	Components Supply Agreement, dated November 14, 2015, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.37	06/21/2021
10.36†*	Supply Agreement between Airspan Networks Inc. and Hon Hai Ind. Co., Ltd., effective April 1, 2016	S-4	10.38	06/21/2021
10.38*	Amendment to Components Supply Agreement, dated January 19, 2017, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.40	06/21/2021
10.39*	Amendment to Components Supply Agreement, dated January 23, 2018, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.41	06/21/2021

10.40*	Amendment to Components Supply Agreement, dated October 23, 2019, by and between QUALCOMM CDMA Technologies Asia-Pacific Pte. Ltd. and Airspan Networks Inc.	S-4	10.42	06/21/2021
10.41	Amendment One to Supply Agreement, dated as of January 1, 2018, between Airspan Networks Inc., Cloud Network Technology Singapore Pte. Ltd. and Hon Hai Ind. Co., Ltd.	S-4	10.43	06/21/2021
10.42	Amendment Two to Supply Agreement, dated effective as of February 21, 2020, between Airspan Networks Inc. and Hon Hai Ind. Co., Ltd.	S-4	10.44	06/21/2021
10.43†^	Assignment of Loan dated December 30, 2020 by Pacific Western Bank, as existing agent and lender, Ally Bank, as existing lender, and DBFIP ANI LLC and Pendrell Corporation, as buyers	S-4	10.45	06/21/2021
10.44^	Resignation and Assignment Agreement, entered into as of December 30, 2020, by and among Pacific Western Bank, as agent, DBFIP ANI LLC, as successor agent, Airspan Networks Inc. and each of the other borrowers and guarantors party thereto	S-4	10.46	06/21/2021
10.45	First Amendment to Credit Agreement, dated as of June 14, 2021, by and among Airspan Networks Inc., certain of its subsidiaries, as guarantors, and DBFIP ANI LLC, as administrative and collateral agent	S-4	10.47	06/21/2021
10.46†	Limited Consent, dated March 8, 2021, among Airspan Networks Inc., as borrower, certain subsidiaries of Airspan Networks Inc., as guarantors, DBFIP ANI LLC, as administrative agent and collateral agent, and the lenders from time to time party to the Fortress Credit Agreement.	S-4	10.48	06/21/2021
10.47	Third Amendment and Waiver to Credit Agreement and Other Loan Documents, dated as of March 29, 2022, by and among Airspan Networks Inc., as borrower, the Company, as holdings, certain of the Company’s other subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	03/30/2022
10.48	Form of Director and Officer Indemnification Agreement.	S-4	10.50	06/21/2021
10.49	Senior Secured Convertible Note Purchase and Guarantee Agreement, dated July 30, 2021, by and among the Company, Artemis Merger Sub Corp., DBFIP ANI LLC, as agent, collateral agent and trustee and the purchasers party thereto.	8-K	10.1	08/02/2021
10.50†^	Joinder Agreement, dated as of August 13, 2021, by Airspan Networks Holdings Inc. and the guarantors party thereto to DBFIP ANI LLC, in its capacities as administrative agent, collateral agent and trustee for the holders of the Convertible Notes	8-K	10.48	08/19/2021
10.51	Third Amendment and Waiver to Credit Agreement and Other Loan Documents, dated as of March 29, 2022, by and among Legacy Airspan, as borrower, the Company, as holdings, certain of the Company’s other subsidiaries who are party to the Fortress Credit Agreement, as guarantors, the lenders party thereto and Fortress, as administrative agent and collateral agent.	8-K	10.1	03/30/2022
10.52	First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents, dated as of March 29, 2022, by and among the Company, as issuer, certain of the Company’s subsidiaries who are party to the Convertible Note Purchase Agreement, as guarantors, the Holders and Fortress, as agent, collateral agent and trustee	8-K	10.2	03/30/2022

10.53	Form of Amended and Restated Convertible Note incorporated by reference to Annex A of the First Amendment and Waiver to Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents filed as Exhibit 10.52 to this Annual Report on Form 10-K)	8-K	10.3	03/30/2022
10.54	Airspan Networks Holdings Inc. Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed with the SEC on May 10, 2022)	DEF 14A	Appendix A	05/10/2022
10.55	Second Amendment, Limited Waiver and Consent under Senior Secured Convertible Note Purchase and Guarantee Agreement and Other Note Documents, dated as of November 14, 2022, by and among the Company, as issuer, certain of the Company’s subsidiaries who are party to the Convertible Note Purchase Agreement, as guarantors, the Holders and Fortress, as agent, collateral agent and trustee	10-K	10.55	3/16/2023
10.56	Fourth Amendment, Limited Waiver and Consent under Credit Agreement and Other Loan Documents, dated as of November 14, 2022, by and among Legacy Airspan, as borrower, the Company, as holdings, certain of the Company’s other subsidiaries who are party to the Fortress Credit Agreement, as guarantors, the lenders party thereto and Fortress, as administrative agent and collateral agent.	10-K	10.56	3/16/2023
10.57†	Limited Waiver and Consent, Second Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated May 18, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K/A	10.1	05/26/2023
10.58	Form of Second Amended and Restated Senior Secured Convertible Note	8-K/A	10.2	05/26/2023
10.59†	Limited Waiver and Consent, Third Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated May 18, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K/A	10.3	05/26/2023
10.60	Specimen Public Warrant	8-K/A	10.4	05/26/2023
10.61#	Amended Employment Agreement, dated May 18, 2023, between Eric Stonestrom and Airspan Networks Holdings Inc.	8-K/A	10.5	05/26/2023
10.62	Letter Agreement, dated June 30, 2023, among DBFIP ANI LLC, Airspan Networks Holdings Inc. (f/k/a New Beginnings Acquisition Corp.), Airspan Networks Inc., Airspan IP Holdco LLC, Airspan Networks (SG) Inc., Mimosa Networks, Inc., Mimosa Networks International, LLC, Airspan Communications Limited, Airspan Networks Ltd. and Airspan Japan KK	8-K	10.1	07/07/2023
10.63	Consent and Partial Release and Amendment No. 1 to Loan Documents, dated as of August 11, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	08/11/2023
10.64	Consent and Partial Release and Fourth Amendment to Note Documents, dated as of August 11, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as collateral agent and trustee	8-K	10.2	08/11/2023

10.65†	Limited Waiver and Consent, Third Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated November 14, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	11/16/2023
10.66†	Limited Waiver and Consent, Fourth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated November 14, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K	10.2	11/16/2023
10.67†	Limited Waiver and Consent, Fourth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated December 22, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	12/29/2023
10.68†	Limited Waiver and Consent, Fifth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated December 22, 2023, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K	10.2	12/29/2023
10.69^	Limited Waiver and Consent, Fifth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated February 28, 2024, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	3/5/2024
10.70	Limited Waiver and Consent, Sixth Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated February 28, 2024, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K	10.2	3/5/2024
10.71^	Limited Waiver and Consent, Sixth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated March 7, 2024, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	3/12/2024
10.71	Limited Waiver and Consent, Seventh Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated March 7, 2024, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K	10.2	3/12/2024
10.72	Amendment No. 1 to Limited Waiver and Consent, Sixth Amendment and Restatement of Credit Agreement and Reaffirmation of Loan Documents, dated March 25, 2024, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the lenders party thereto and DBFIP ANI LLC, as administrative agent and collateral agent	8-K	10.1	3/28/2024

10.73	Amendment No. 1 to Limited Waiver and Consent, Seventh Amendment to Senior Secured Convertible Note Purchase and Guarantee Agreement and Reaffirmation of Note Documents, dated March 25, 2024, among Airspan Networks Inc., Airspan Networks Holdings Inc., certain of its subsidiaries, as guarantors, the purchasers party thereto and DBFIP ANI LLC, as agent, collateral agent and trustee	8-K	10.2	3/28/2024
10.74†	Restructuring Support Agreement by and among Airspan Networks Holdings Inc. and the other parties thereto, dated March 29, 2024	8-K	10.1	4/1/2024
10.75†^	Senior Secured Superpriority Debtor-In-Possession Term Loan Credit Agreement, among Airspan Networks Inc., Airspan Networks Holdings Inc., DBFIP ANI LLC and the other parties thereto, dated April 8, 2024	8-K	10.1	4/12/2024
10.76†	Security Agreement, among Airspan Networks Inc., Airspan Networks Holdings Inc., DBFIP ANI LLC and the other parties thereto, dated April 8, 2024	8-K	10.2	4/12/2024
21.1	Subsidiaries of the Company
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain provisions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(6)
*	Certain provisions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv).
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 4, 2024.

AIRSPAN NETWORKS HOLDINGS INC.

By:	/s/ Glenn Laxdal
Name:	Glenn Laxdal
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn Laxdal	Chief Executive Officer and Director	October 4, 2024
Glenn Laxdal	(Principal Executive Officer)

/s/ David Brant	Senior Vice President and Chief Financial Officer	October 4, 2024
David Brant	(Principal Financial and Accounting Officer)

/s/ Marc Heimowitz	Director	October 4, 2024
Marc Heimowitz

/s/ Michael T. Flynn	Director	October 4, 2024
Michael T. Flynn

/s/ Scot B. Jarvis	Director	October 4, 2024
Scot B. Jarvis